Form 10-Q
period 1994-12-25
IMP INC
filed 1995-02-09
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

                      Commission File Number     0-15858

                                  IMP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       94-2722142
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

 2830 NORTH FIRST STREET, SAN JOSE, CA                          95134
(Address of principal executive offices)                      (Zip Code)


          Registrant's telephone number, including area code (408) 432-9100

_______________________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Outstanding at
Common Stock, $0.0001 par value     December 25, 1994
                                    25,984,116

                                   IMP, Inc.
                                   FORM 10-Q
                                 THIRD QUARTER

                                     INDEX

                                                                     Page
                                                                     ----
Part I:  Financial Information (unaudited)
         Condensed Balance Sheet at                                   4
           Dec 25, 1994 and March 27, 1994

         Condensed Statement of                                       5
           Operations for the three months ended
           Dec 25, 1994 and Dec 26, 1993

         Condensed Statement of                                       6
           Operations for the nine months ended
           Dec 25, 1994 and Dec 26, 1993

         Condensed Statement of Cash                                  7
           Flows for the nine months ended
           Dec 25, 1994 and Dec 26, 1993

         Notes to condensed financial                                 9
           statements

         Management's discussion and analysis of                     11
           financial condition and results of
           operations

  Part II:  Other Information

         Item 6, Exhibits and Reports on Form 8-K                    14

         Signatures                                                  15

                                   IMP, Inc.
                            CONDENSED BALANCE SHEET
                                 (In thousands)
                                  (unaudited)

                                     ASSETS

                                                       Dec. 25,       Mar 27,
                                                         1994          1994
                                                       --------       -------
Current assets:
  Cash and cash equivalents, including
    restricted cash of $3,000 at Sept 25, 1994
    and at March 27, 1994                             $  8,377       $  7,625
  Accounts receivable - net                              9,078          8,458
  Inventories                                            9,591          8,642
  Deposits and other current assets                        900            446
                                                      --------       --------
      Total current assets                              27,946         25,171
                                                      --------       --------
Leasehold improvements and equipment                    69,753         64,257
  Accumulated depreciation                             (57,218)       (53,325)
                                                      --------       --------
  Net leasehold improvements and equipment              12,535         10,932
                                                      --------       --------
Other long term assets                                     155            294
                                                      --------       --------
                                                      $ 40,636       $ 36,397
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                           6,500          6,500
  Trade accounts payable                                 8,058          6,030
  Accrued payroll and related expenses                   1,778          1,247
  Other accrued liabilities                                172            418
  Current portion of capital
    lease obligations                                    2,982          3,371
                                                     ---------       --------
      Total current liabilities                         19,490         17,566
                                                     ---------       --------
Long-term capital lease
  obligations                                            2,783          1,648
                                                     ---------       --------
Stockholders' equity:
  Common stock                                              28             28
  Additional paid-in capital                            67,531         67,050
  Accumulated deficit                                  (45,299)       (45,998)
  Treasury stock at cost                                (3,897)        (3,897)
                                                     ---------       --------
                                                        18,363         17,183
  Less notes receivable from stockholders                   --             --
                                                     ---------       --------
      Total stockholders' equity                        18,363         17,183
                                                     ---------       --------
                                                        40,636         36,397
                                                     =========       ========

See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                         Three Months Ended
                                                       -----------------------

                                                       Dec. 25,       Dec. 26,
                                                         1994           1993
                                                       --------       --------
Net revenues                                           $ 15,727       $11,395
Cost of revenues                                        (11,274)       (7,968)
                                                       --------       -------
      Gross profit                                        4,453         3,427
Operating expenses:
  Research and development                                2,282         1,839
  Selling, general and administrative                     1,715         1,122
                                                       --------       -------

Operating income                                            456           466
                                                       --------       -------
Interest:
  Expense                                                  (316)         (401)
  Income                                                     33            14
                                                       --------       -------
      Net interest                                         (283)         (387)
                                                       --------       -------
Income before provision for
  income taxes                                              173            79
Provision for income taxes                                   --            --
                                                       --------       -------
Net income                                             $    173       $    79
                                                       ========       =======

Net income per share                                   $    .01       $    .0
                                                       ========       =======

Shares used in computing
  net income per share                                   26,451        26,559
                                                       ========       =======

See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                   ( In thousands, except per share amounts)
                                  (unaudited)

                                                                Nine Months Ended

                                                       Dec. 25,       Dec. 26,
                                                         1994           1993
                                                       --------       --------
Net revenues                                           $ 44,333       $ 35,385
Cost of revenues                                        (31,136)       (23,827)
                                                       --------       --------
      Gross profit                                       13,197         11,558
Operating expenses:
  Research and development                                6,614          6,683
  Selling, general and administrative                     4,967          3,452
                                                       --------       --------

Operating income                                          1,616          1,423
                                                       --------       --------
Interest:
  Expense                                                  (989)        (1,160)
  Income                                                     72             62
                                                       --------       --------
      Net interest                                         (917)        (1,098)
                                                       --------       --------
Income before provision for
  income taxes                                              699            325
Provision for income taxes                                   --             14
                                                       --------       --------
Net income                                             $    699       $    311
                                                       ========       ========

Net income per share                                   $    .03       $    .01
                                                       ========       ========

Shares used in computing
  net income per share                                   26,459         26,669
                                                       ========       ========

See notes to unaudited consolidated condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Nine Months Ended
                                                       ----------------------

                                                       Dec 25,        Dec 26,
                                                        1994           1993
                                                       -------        -------
Cash flows from operating activities:
  Net income                                           $   699        $   311
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization                          3,893          3,048
  Increase (decrease) from changes in:
  Accounts receivable                                     (620)        (2,526)
  Inventories                                             (949)          (102)
  Deposits and other current assets                       (315)          (246)
  Trade accounts payable                                 2,028            334
  Accrued payroll and related expenses                     531           (166)
  Other current liabilities                               (246)          (423)
                                                       -------        -------
  Total adjustments                                      4,322            (81)
                                                       -------        -------
  Net cash provided by operating activities              5,021            230
                                                       -------        -------

Cash flows from investing activities:
  Capital expenditures                                    (305)          (703)
                                                       -------        -------
  Net cash used for investing activities                  (305)          (703)
                                                       -------        -------

Cash flows from financing activities:
  Payment of principal under capital lease
    obligation                                          (4,445)        (3,107)
  Proceeds payments under line of credit                    --            500
  Proceeds from issuance of common stock                   481            400
  Payment of shareholders note                              --             --
                                                       -------        -------
  Net cash used for financing activities                (3,964)        (2,163)
                                                       -------        -------

                                  IMP, Inc.
                CONDENSED STATEMENT OF CASH FLOWS -- CONTINUED
                                (in thousands)
                                 (unaudited)

                                                         Nine Months Ended
                                                       ----------------------
                                                       Dec 25,        Dec 26,
                                                        1994           1993
                                                       -------        -------
Net (decrease) in cash
  and cash equivalents                                     752         (2,636)
Cash and cash equivalents at beginning of
  the period                                             7,625          8,244
                                                       -------        -------
Cash and cash equivalents at end of the
  period                                               $ 8,377        $ 5,608
                                                       =======        =======
Supplemental disclosures of cash paid
  during the period:
  Interest                                             $   917        $  950
  Income taxes                                              --             1

See notes to unaudited condensed financial statements.

Supplemental schedule of non cash investing and financing activities: Capital lease obligation of $5,191,000 and $1,587,000 were incurred for the quarters ending December 25, 1994 and December 26, 1993 respectively, when the Company entered into leases for new equipment.

                                   IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                  (unaudited)

1.       Basis of presentation

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended March 27, 1994 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

2.       Inventories

         Inventories consisted of:

                                       Dec 25, 1994         March 27, 1994
                                       ------------         --------------
           Raw Materials                 $  870                 $  922
           Work-in-process                6,450                  6,352
           Finished goods                 2,271                  1,368
                                         ------                 ------
                                         $9,591                 $8,642
                                         ======                 ======

3.       Line of Credit

         At Dec 25, 1994 the Company has outstanding borrowings of $6,500,000 of which $3,000,000 is outstanding under a line of credit agreement with a bank, and is secured by cash on deposit with the bank. The remaining $3,500,000 is outstanding under a revolving line of credit, which is secured by accounts receivable. In October 1994, the Company negotiated an increase in its line of credit to a total of $8 million. The agreement expires on October 5, 1995.

4.       Earnings per share

         Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding using the treasury stock method.

5.       Contingencies

         From time to time, the Company is made aware of various patent-related and other claims arising in the normal course of business. The Company evaluates such claims and negotiates license agreements with claimants as necessary. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations of the Company.

Item 2 - Results of Operations - Third Quarter of Fiscal 1995
Compared to Third Quarter of Fiscal 1994

Net revenues for the three month period ending December 25, 1994 was $15.7 million, an increase of $4.3 million or 38% in comparison to the same period of the prior year. The increase was primarily attributable to improved sales volume of certain of the Company's mature products and new products. Management anticipates foundry sales volume to increase during the next twelve months.

Cost of revenues in the third quarter was $11.3 million or 72% of net revenues up from $8.0 million or 69.9% in the corresponding quarter of last year. The increase was due to a shift to lower margin products. Management expects cost of revenue to remain consistent as a percent of revenue through the next quarter.

Research and development expenses were $2.3 million for the third quarter fiscal 1995 up from $1.8 million in the same quarter of the prior year. The increase was primarily due to increased wafer and tooling activity associated with new product development. Management expects R&D costs to remain consistent both in dollars and as a percentage of revenue through the next quarter.

Selling, general and administrative expenses were $1.7 million up from $1.1 million in the same quarter of the prior year. The major increase was due to higher commissions. Management expects selling, general and administrative expenses to remain consistent as a percentage of sales through the next quarter.

The net interest expense was $283,000 during the third quarter fiscal 1995, compared to $387,000 in the corresponding quarter of the prior year. The decrease was due to lower interest expense on capitalized leases.

Net income of $173,000 for the quarter ended December 25, 1994 increased from income of $79,000 in the corresponding quarter of the prior year. Income per share of $.01 in the current quarter compared to income per share of $.00 in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 1995
Compared to First Nine Months of Fiscal 1994

Net revenues for the nine month period ending December 25, 1994 were $44.3 million, an increase of $8.9 million or 25% in comparison to the same period of the prior year. The increase was primarily attributable to improved sales volume of certain of the Company's mature products and new products. Management anticipates foundry sales volume to increase during the next twelve months.

Cost of revenues in the nine month period ending December 25, 1994 was $31.1 million or 71.2% of net revenues compared to $23.8 million or 67.2% in the corresponding quarter of last year. Management expects cost of revenues to remain consistent as a percent of revenue, through the next quarter.

Research and development expenses were $6.6 million for the nine month period ended December 25, 1994 essentially unchanged from $6.7 million over the comparable period of fiscal 1994. Management expects that R&D expenses will remain consistent for the next 3 to 6 months.

Selling, general and administrative expenses were $5.0 million compared to $3.5 million in the corresponding period of the prior year. The increase was due to higher commissions and higher marketing expenses on ASSP products. Managenent expects selling, general and administrative costs to remain consistent for the next 3 to 6 months.

Net interest expense was $917,000 compared to $1,100,000 of net interest expensed in the corresponding period of the prior year. The decrease was due to lower interest expense on capitalized leases.

Net income was $699,000 for the nine month period ending December 25, 1994 compared to net income of $311,000 for the corresponding period of the prior year. Income per share was $.03 in the nine month period ending December 25, 1994 compared to income per share of $.01 during the same period of the prior year.

Liquidity and Capital Resources

Working capital of the Company increased by $851,000 to $8.5 million during the period March 27, 1994 to December 25, 1994 as a result of the Company's net income for the period, and the repayment of capital lease obligations. As of December 25, 1994, the Company had cash and cash equivalents of approximtely $8.4 million.

Funding for operations has come from credit lines, capital leases, cash generated from operations and sales of securities.

The Company believes the current level of cash and cash equivalents, along with available lines of credit and capital lease lines will be sufficient to fund anticipated capital equipment purchases and the current and anticipated level of operations for at least the next 12 months.

Factors Affecting Future Results

While the Company's business conditions appear to be improved, intense competition and the instability of the world economy, as well as the rapid pace of technological change make profitability trends difficult to predict.

                                  IMP, Inc.




PART II     OTHER INFORMATION


Item 6, Exhibits and Reports on Form 8-K

The Company did file a report on Form 8-K during the quarter ended Dec. 25, 1994. This was associated with increasing the pool for the stock purchase plan.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  IMP, Inc.
                  ---------------------------------
                  Registrant


                  /s/ Charles S. Isherwood
- - - -------------     ---------------------------------
2/6/95            Charles S. Isherwood
                  Senior Vice President and
                  Chief Financial Officer


                  /s/ George Rassam
- - - -------------     ---------------------------------
2/6/95            George Rassam
                  Controller (Chief Accounting Officer)