Form 10-K
period 1995-03-26
IMP INC
filed 1995-06-26
CIK 812927

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 1995

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ___________

Commission File Number 0-15858

                                   IMP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                           94-2722142
  (State or other jurisdiction                                (I.R.S.Employer
of incorporation or organization)                           Identification No.)

                            2830 North First Street
                           San Jose, California 95134
          (Address of Principal Executive Offices, including Zip Code)

Registrant's telephone number, including area code:
(408) 432-9100

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
 Title of each class                                       on which registered
        None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      [X]              No [ ]

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of June 14, 1995 was approximately $78,523,200 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                 On June 14, 1995, approximately 28,044,000 shares of Common Stock, $.001 par value, were outstanding.

                 Documents Incorporated by Reference

                 Designated portions of the following documents are incorporated by reference into this Annual Report on Form 10-K where indicated:

                 IMP, Inc. Annual Report to Stockholders for the fiscal year ended March 26, 1995, Parts II and IV.

                 IMP, Inc. Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 16, 1995, Part III.

                                     PART I

ITEM I.  BUSINESS.

INTRODUCTION

         IMP(R), Inc.* (the "Company" or "IMP") develops and manufactures application specific standard integrated circuits ("ASSPs") for computer, communications and industrial applications; designs, develops and manufactures certain custom integrated circuits ("ICs"); and provides silicon foundry services to fabless semiconductor manufacturers and other companies.

         The Company was originally incorporated in California in January 1981 as International Microelectronic Products. It reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987 and the new corporation succeeded to the business of its predecessor. The Company amended its Certificate of Incorporation in September 1993 to change its name to IMP, Inc.

BACKGROUND

INTRODUCTION

         IMP is a supplier of high-integration, programmable analog and mixed signal CMOS integrated circuit solutions to the communications, computer and industrial markets. IMP is the inventor of the Electrically Programmable Analog Circuit ("EPACTm"), the analog counterpart to the digital field programmable gate array ("FPGA"). It is also a technology leader in the field of programmable filters and read channel devices for mass storage applications.

         Wafers are manufactured in the Company's own fabrication facility in San Jose, California, as well as in offshore foundries licensed to the IMP process technology. IMP also uses its facilities to provide wafer fabrication and full IC manufacturing services to other semiconductor vendors. In this role the Company has established a reputation as a world class supplier of CMOS, BiCMOS and EEPROM processes for analog and mixed-signal applications.

HISTORY

         IMP was founded in 1981, with a charter to design, develop and manufacture standard-cell-based, custom CMOS integrated circuits. The Company was a pioneer in this


___________________

     *IMP is a registered trademark and Analog Magic, EPAC and NONSTOP are trademarks of IMP, Inc. Also contained herein are trademarks of other companies.

segment of the business, being one of the first vendors to offer advanced CAE software with an extensive library of pre-characterized cells and silicon compilers to reduce design cycle times. Using these tools, IMP was an early leader in integrating digital and analog building-block functions, such as ROMs and operational amplifiers, into its customers' products. IMP was one of the first vendors to introduce 1.2 micron CMOS with dual layer metal. Similarly, IMP was the first semiconductor manufacturer to offer a library of both analog and digital cells for integration onto the same chip at a process lithography of 1.2 microns.

         In the late 1980s, gate array technology made significant advances in density and performance. These advances lessened the relative advantage of the full customer mask set required by standard cells with its smaller die sizes but more expensive NRE costs. As a result, cell-based custom business activity was severely depressed throughout the industry for several years. To counteract the impact of this market change, IMP focused its R&D efforts on broadening the range of its process technology offerings in order to provide wafer manufacturing capacity services to other semiconductor companies. This strategy was successful in stabilizing the Company's business. To date, the Company has manufactured more than 1,000 designs from customer databases. Moreover, IMP serves some of the most demanding semiconductor companies, as well as technology-leading systems manufacturers, in the industry.

APPLICATION-SPECIFIC STANDARD PRODUCTS

         To diversify its business, IMP decided in 1989 to invest in standard products that take advantage of the core design and process competencies it created in the custom arena. These include the availability of more aggressive process technologies than those typically employed in the linear business and the resulting ability to design high-integration analog and mixed-signal products. This allows IMP engineers to develop new classes of application-specific standard products for this market segment. The Company is already recognized as a technology leader in two areas:

         . Highly integrated programmable filters and read channel ICs for mass storage applications.

         . Electrically programmable analog circuits that allow system designers to integrate multiple low-density packages into a single user-configurable solution.

ANALOG AND MIXED-SIGNAL MASS-STORAGE PRODUCTS

         The first standard product introduced by IMP in February 1990 was also the industry's first CMOS programmable filter chip. It replaced more than 40 discrete components and low density IC packages and provided the lowest cost and lowest power solution for small form factor tape and disk drives. A strategic alliance between the Company and 3M resulted in the first chip set to integrate read/write and servo channels for very-high capacity, magneto-resistive head tape drives. This basic technology was then applied to the development of devices for the lower density, but fast growing, personal tape back-up market.

         IMP also introduced the first completely integrated CMOS read-channel IC in June 1992 for high-performance hard disk drives. It was featured on the front cover of Electronic Design magazine as also being the first 3V solution for the new generation of small-form factor drives aimed at low power applications in the portable PC market.

         In early 1995, IMP introduced the Super combo integrated circuit for quarter-inch cartridge ("QIC") hard disk drive back-up and mass storage equipment. This device integrated functions previously occupying three chips; a preamplifier, read channel and write driver, as typically used in floppy-interface type, tape drive back-up systems.

ELECTRICALLY-PROGRAMMABLE ANALOG CIRCUITS

         IMP shipped the industry's first Electrically-Programmable Analog Circuit ("EPAC") products and development tools early in 1995. EPAC devices, the analog counterpart to the digital field programmable gate array, extend the benefits of higher levels of integration, fast time-to-market, reduced developments costs and unique user-configurable functionality to analog and mixed signal designs.

         Creation of the EPAC device required IMP engineers to innovate across a diverse spectrum of technologies. These included developing a manufacturing process combining EEPROM, SRAM and analog capabilities, simulating complex new memory and analog circuit design techniques, evolving a new device architecture and creating new CAE software tools. Called "adaptive analog," the dynamically programmable SRAM architecture allows device functionality to be reconfigured "on-the-fly" to meet real-time system operating needs. This is particularly powerful when used in association with a programmable microcontroller and opens up significant new approaches to analog systems design. Analog MagicTm software is a Windows-based CAE design tool, which when used with IMP programming and in-system evaluation hardware reduces the development time of an analog sub-system from days or weeks to hours.

         The first EPAC device is aimed at signal conditioning, data acquisition, data conversion and system interface applications. IMP plans to introduce multiple EPAC product families addressing other analog and mixed signal market segments.

PROGRAMMABLE DEVICE CONVERSION

         IMP offers high-quality, fast-turn migration services for conversion of electrically programmable digital devices, such as FPGA, CPLD and PALs, into low-cost, high-volume masked arrays. Customers report cost savings of 70% and more. IMP's NONSTOPTm program can deliver engineering prototype units in 7 days, and up to 1 million units in 90 days. In addition to digital conversion, the Company plans to add services for converting its EPAC analog devices to low-cost metal masked, MPAC, versions when customer volumes warrant.

         IMP supports all popular industry netlist formats, including Actel, Altera, AMD, Lattice, QuickLogic and Xilinx. A full range of package options, including DIP, PLCC, QFP, SOIC, and TQFP, is available. The same base-array family as used for PLD conversions, also provides an alternate source for other vendor's gate arrays from 1K to 65K gates.

WAFER FABRICATION CAPABILITIES

         IMP is also a supplier of analog and mixed analog/digital integrated circuit wafer fabrication and manufacturing services to other semiconductor companies and systems manufacturers. Over 950 GDSII formatted database designs have been successfully manufactured by the Company. Products may be purchased as wafers or as finished packaged and tested units. IMP's role is to complement a customer's internal design and layout capability with wafer manufacturing, wafer probing, packaging and final test, as required.

         IMP offers nearly 15 years of high-quality manufacturing experience on a broad range of proven CMOS processes. The Company operates a Class 10 16,000 square foot wafer fabrication plant in San Jose, California. It is currently equipped to produce from 5 micron down to 0.8 micron technologies. Processes in production today include 3V to 15V CMOS, EEPROM, and BiCMOS technologies. Alliances with off-shore wafer foundries which have installed IMP process technologies insure security of supply and access to additional manufacturing capacity for the Company and its customers.

         IMP provides design and layout rules, process models and, for some processes, cell libraries. Engineering support is available to help convert tooling designed for other foundries to IMP standards, if required. As the focus of IMP's business is on analog and mixed signal products, the Company offers its customers a unique understanding of the complex requirements of manufacturing such designs.

         IMP manufactures a broad spectrum of single/double layer metal and single/double poly layer CMOS technologies with feature sizes from 5 micron down to 0.8 micron. N-well and P-well versions are available with epitaxial and non-epitaxial starting materials. Modifications of these standard modular processes are offered for high-volume orders. Key features of IMP process capabilities are:

         . ANALOG/MIXED SIGNAL DESIGNS: IMP's double poly capability insures maximum capacitor stability in analog circuits. Vertical and lateral bipolar transistors minimize noise in analog inputs and support high-drive outputs.

         . LOW VOLTAGE: An enhanced version of IMP's 1.2 micron process is optimized for true low-voltage operation. This process meets 3V power supply requirements and can be used for 1.5V battery-operated IC designs.

         . HIGH VOLTAGE: Utilizing a dual-gate approach, IMP's 1.2 micron, 15V process combines the density of a double-metal digital process with high voltage drivers. This combination makes the process attractive for applications such as LCD display drivers, print-head drivers, etc., with significant logic content.

         . BiCMOS: These processes provide a highly-integrated solution for users requiring the speed of bipolar and the low power/high density of CMOS. Three processes meet various needs: cost-sensitive applications, high-speed (7 gigahertz cutoff frequency) designs, and 12V supplies.

         . EECMOS: Electrically Erasable CMOS technology permits the incorporation of unique user-configurable features into digital, analog and mixed-signal designs. These features include post-fabrication calibrations and reprogramming of device functionality.

         IMP believes that ownership and control of wafer fabrication capability contributes to the success of an analog and mixed-signal vendor. IMP's strategy of internal on-shore wafer manufacturing, coupled with selective use of off-shore wafer foundries provides it with the optimum mix of security of supply and control of process technology while minimizing capital investment in plant and equipment.

         Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing process. While the Company has not experienced any materially adverse effects on its operations from such regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements.

ALLIANCES

         The Company seeks to enter into long-term technology sharing agreements with selected companies to create a strong link between those companies' development programs and IMP's design and process technologies. These agreements are especially important to the Company's development of successful products, since they provide valuable information about customer needs. The Company's integrated chip set for magneto-resistive tape drives has been developed and marketed through a long-term technology sharing agreement with 3M, makers of the tape cartridges used in such drives.

         In fiscal 1992 the Company announced that it had licensed its programmable filter technology to Asahi Chemical Industry Co., Ltd. ("Asahi") for the development, manufacture and sale of products in Japan. The agreement gives Asahi rights to manufacture and sell

IMP filter products in Japan, and gives Asahi other rights to IMP's filter technology. The Company and Asahi have agreed to jointly develop advanced integrated circuits for the mass storage industry.

         The Company announced in November 1991 the signing of a wafer fabrication agreement with SEEQ Technology, Inc. ("SEEQ"). SEEQ has closed its fabrication facility and IMP serves as one of several outside sources for SEEQ's manufacturing. In March 1992, IMP entered into a design and process technology transfer agreement with South African Micro-Electronic Systems Pty, Limited ("SAMES"). SAMES purchased process design methodology and related technology and has qualified as a second source for IMP manufacturing. See "Patents and Licenses."

MARKETING, SALES AND CUSTOMERS

         IMP's marketing strategy is to identify the key growth areas for ICs, attract business from market leaders, emphasize quality, service and performance and maintain a reputation for meeting commitments and for ASSP innovations. The Company believes that the markets for both its silicon foundry services and its ASSPs have significant growth potential, resulting primarily from customers whose requirements include analog/digital capabilities.

        IMP's management and engineering personnel provide significant direct sales assistance. The Company typically engages in extensive discussions with its customers' management and engineering personnel to understand the customer's needs. Close relationships have evolved during the design and prototype stages of IC development. These relationships enable the Company and its customers to work together more effectively and efficiently on future programs, thereby lowering the Company's selling costs and shortening sales lead time.

         The Company has relied upon its close customer relationships to assist in the development, marketing and sales of products that are responsive to customer needs. In addition, the Company's sales organization pursues opportunities generated by product introductions. Therefore, the Company has placed more emphasis on trade shows than in the past when marketing efforts were directed solely to the custom ASIC market. In addition, IMP has developed more extensive sales support materials for ASSPs. This provides for more effective use of the Company s sales representatives. These sales representatives can also obtain support from an applications group which assists in the development and definition of new products and new applications for the Company s customers.

         The Company uses a sales force consisting of four (4) Sales Managers and one (1) Vice President of Sales who reports to the President and Chief Executive Officer. The sales staff manages several manufacturer's representatives in the United States and internationally. In some cases these representatives promote products that are competitive with those of the Company. The Company works closely with the manufacturer's representatives to target their sales forces on prospective customers identified by IMP. Potential new customers are reviewed by IMP for the opportunities they present and for consistency with IMP s marketing strategies.

         In fiscal 1995, the Company entered into distribution agreements with three firms to distribute the Company's newly announced EPAC products. Wyle Laboratories will cover the United States, Tekelec will cover the European market and Macnica will distribute in Japan.

         Export sales, principally in Europe and the Pacific Basin, accounted for 21%, 18.2% and 8.5% of the Company's total revenues in fiscal 1995, 1994 and 1993, respectively. The Company's export sales are billed in United States dollars and therefore are not subject to currency exchange fluctuations. Although export sales are subject to certain governmental restrictions, including the Export Administration Act of 1979, the Export Administration Amendments Act of 1985 and regulations promulgated thereunder, the Company has not experienced any material difficulties to date because of these restrictions.

         During fiscal 1995, IMP's largest customer was Rockwell International Corporation accounting for approximately 34% of total sales. The arrangements with this customer generally provide that they may be terminated at will by either party and do not require any commitment to purchase a specific number of products, although cancellation or rescheduling charges may be imposed in certain circumstances. Other than Rockwell International Corporation, no customer accounted for more than 10% of total sales during fiscal 1995. Continuing a recent trend, the Company's product mix of component sales in fiscal 1995 was comprised of approximately 82% for sales of foundry services, approximately 18% for sales of ASSPs. The unanticipated loss of any of its major customers or the unanticipated cancellation or rescheduling of orders by them could have a material adverse impact on the Company's business, particularly if the Company's efforts with other customers do not result in the volume manufacturing orders anticipated by the Company. In addition, if the ASSP products that were introduced in recent years are not successful, the Company could be adversely affected.

         The Company had a backlog of approximately $18 million as of March 26, 1995 compared to approximately $15 million at March 27, 1994. Backlog represents only those orders released for shipment within six months. The Company's standard customer contracts generally impose charges for cancellation of released orders, and because its products and services cannot generally be resold to other customers, the Company's practice is to attempt to collect such charges in the event of such cancellations. However, because of changes in delivery schedules or cancellations by customers, the Company's backlog as of any particular date may not be representative of sales for any succeeding period. The Company typically warrants its products against defects in materials and workmanship for a period of one year.

         The Company recognized revenues of approximately $800,000 in fiscal 1994 from technology licensing activity, and none in fiscal 1995. The Company cannot predict the level and timing of future technology licensing activity.

RESEARCH AND DEVELOPMENT

         IMP's strategy to design and manufacture ICs requires a significant commitment to research and development. The Company's research and development efforts consist of direct research and development expenditures, product development work funded by customers and strategic alliances with technology partners, which provide the Company with access to additional technologies and design expertise. The Company's total research and development expenses were approximately $8.6 million, $8.6 million and $9.7 million in fiscal 1995, 1994 and 1993, respectively.

         The Company's research and development programs are currently focused on development of new products, enhancing its CMOS process and developing EECMOS, 3-volt, BiCMOS and 0.8 micron manufacturing processes. The greatest amount of resources is concentrated in the area of product development, especially with respect to ASSPs.

         The Company has in the past, and expects in the future, to enter into cross-licensing agreements under which it would acquire certain rights pertaining to the technologies of its partners in exchange for the transfer of similar rights to its partners or for other consideration. See "Marketing, Sales and Customers" and "Patents and Licenses."

COMPETITION

         The Company currently competes in the markets for silicon foundry, programmable device conversion services and ASSPs. The silicon foundry market is intensely competitive and IMP expects competition will increase. Currently, the Company's principal competitors in this market include Orbit Semiconductor, Symbios Logic, formerly NCR Microelectronics, VLSI Technology, Inc., the Semiconductor Division of Gould/AMI and, to a lesser extent, LSI Logic Corporation, and Texas Instruments.

         The principal competitive factors in the silicon foundry market include service, price, design consulting and manufacturing capability, quality, and manufacturing cycle time. IMP believes its competitive strengths arise from its experience in cell-based design methodology, CMOS process technologies and mixed analog/digital capability. The Company also believes it competes effectively because of its service-oriented approach and close customer relationships, which result in flexibility and responsiveness to customer requirements. There can be no assurance that the Company will be able to compete successfully in the future.

         The market for programmable device conversion, including gate arrays and ROMs is also intensely competitive and the Company expects competition will increase in that area as well. IMP's principal competitors in the United States are similar to those in the customer-specific IC market. The Company's competitors also include several Japanese semiconductor manufacturers. The principal competitive factors in this market are price, manufacturing cycle time and service.

         The market for ASSPs is also intensely competitive with the competitive pressures expected to increase. The Company believes that it competes effectively in this market because of its expertise in high-integration mixed signal technology. With respect to programmable filters and disk drive read channels, the Company's principal competitor is Silicon Systems, Inc. In addition, the Company has licensed technology from and to parties which have, in certain cases, the right to use the technology to develop products competitive to those of the Company. The principal competitive factors in the ASSP market are knowledge of the needs of system designers, manufacturing cycle time, sales coverage, price and service. The Company believes that it competes favorably with respect to most of these factors.

         The Company's principal competitors and many of its potential competitors have substantially greater technical, manufacturing, financial and marketing resources than the Company. In addition, IMP faces competition from smaller companies, although many of such companies do not have an internal wafer manufacturing capability.

PATENTS AND LICENSES

         The Company has six United States patents, one of which is jointly owned, and has filed 14 United States patent applications to certain of its inventions. Although patents, patent protection and patent applications may have value, the Company believes that other factors such as managerial and technological experience and creative abilities of its personnel are of more significance in the rapidly changing semiconductor industry.

         The Company has entered into several joint development and technology exchange agreements with third parties, including SAMES, Asahi Chemical Industry Co., Ltd. and SEEQ. The Company believes these arrangements provide a cost effective method for expanding its technology base.

         The Company has also obtained licenses for certain ASSPs and technology, and may obtain licenses to other ASSPs and technology in the future. Because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. The Company has from time to time received communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights on certain of the Company's products and technologies. The Company has entered into an agreement with two such parties pursuant to which the Company obtained a license to certain rights in exchange for making certain royalty payments. The Company believes that, based upon industry practice, any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. However, there can be no assurance that such licenses could in fact be obtained.

         The Company has also acquired software and licenses to software from a number of software companies, primarily for CAD and CAE applications.

         The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

         As of March 26, 1995, the Company employed approximately 370 persons, including approximately 234 in manufacturing, 48 in manufacturing support, 30 in design engineering, 11 in research and development, 18 in sales and marketing and 26 in administrative, financial and management positions.

         The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by collective bargaining agreements, nor has the Company ever experienced any work stoppage through employee initiated actions. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES.

         The Company's primary manufacturing activities and process technology research and development activities are located in a 59,000 square foot building in San Jose, California leased under an agreement expiring in fiscal 2000. The Company's general administrative activities and design services are located in a nearby 22,000 square foot building leased under an agreement expiring in fiscal 2000. The Company's design research and development activities are performed in a 8,800 square foot office located in Pleasanton, California subleased under an agreement expiring in fiscal 1999. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         On or about November 7, 1994, the Company instituted an action in the Santa Clara County Superior Court (#CV745179) against a former customer, Ideal Semiconductor ("Ideal"), to collect approximately $92,725.65 for goods had and received. On or about March 1, 1995, Ideal filed a cross-complaint against the Company alleging that it was unable to fulfill a contract with Hewlett-Packard because the Company did not timely provide the subject products. The cross-complaint sought unspecified damages, attorneys fees and costs.

         On June 14, 1995, the Company and Ideal agreed to settle the dispute. Under the settlement, Ideal will make fifteen $4,000 monthly payments to the Company, with the first such $4,000 monthly payment due in late June 1995. If Ideal defaults under its payment obligations, a stipulated judgment of $75,000 will be entered in favor of the Company.

Pursuant to this settlement, a written mutual release and stipulated judgment will be executed by the Company and Ideal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 26, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company and their respective ages and positions are as follows:

         Name                   Age          Position
         ----                   ---          --------
Barry M. Carrington              52        President, Chief Executive Officer and Director
David A. Laws                    53        Senior Vice President for Marketing and
                                           Business Development
Charles S. Isherwood             62        Senior Vice President - Corporate Services,
                                           Chief Financial Officer and Secretary
Robert A. Crossley               56        Vice President - Administration

         Mr. Carrington joined the Company in May 1982 as Vice President, Operations. In October 1982, he was named President and Chief Operating Officer. He has been a director since October 1982. In August 1986, he was appointed Chief Executive Officer. Prior to joining IMP, Mr. Carrington was employed by the Semiconductor Division of Gould/AMI for 10 years, where the last position he held was Senior Vice President and Manufacturing Group Manager.

         Mr. Laws joined IMP in February 1995 as Senior Vice President for Marketing and Business Development. From September 1990 to January 1994, Mr. Laws was President and CEO of FPGA start-up QuickLogic Corporation, and from January 1986 to September 1990 was Vice President of Marketing for PLD pioneer, Altera Corporation, during its formative years. Prior to Altera, he worked from May 1975 to January 1986 at Advanced Micro Devices, including responsibilities as Managing Director of the PLD business unit and Vice President of Business Development.

         Mr. Isherwood joined the Company in August 1986 as Senior Vice President, Chief Financial Officer and Secretary and in January 1988 was named Executive Vice President. In April, 1991, Mr. Isherwood was named Senior Vice President - Corporate Services. Prior to joining IMP, he was employed by Gould/AMI for 18 years, the first ten of which were as Senior Vice President of Manufacturing and the last eight of which were as Senior Vice President of Corporate Services.

         Mr. Crossley joined the Company in February 1988 as Manager, Human Resources. In June 1990 he was named Director, Human Resources and in November 1991 he was named Vice President - Administration. Prior to joining IMP, Mr. Crossley was employed by Advanced Micro Devices for 13 years, most recently as Director, Human Resources.

         Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference from page 24 of the Annual Report to Stockholders for the fiscal year ended March 26, 1995 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

         Incorporated by reference from page 24 of the Annual Report to Stockholders for the fiscal year ended March 26, 1995 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Incorporated by reference from pages 22-23 of the Annual Report to Stockholders for the fiscal year ended March 26, 1995 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements of the Company at March 26, 1995 and for each of the three years in the period ended March 26, 1995 and the independent accountant's report thereon are incorporated by reference from pages 9-24 of the Annual Report to Stockholders for the fiscal year ended March 26, 1995 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

                 (1)      Identification of Directors:

                 The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1
- -- Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 16, 1995, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

                 (2)      Identification of Executive Officers:

                 See Part I, "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

                 Incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 16, 1995, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Incorporated by reference from the sections entitled "Share Ownership" in the Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 16, 1995, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on August 16, 1995, a copy of which will be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (a)      1.      Index to Financial Statements.  The following
financial statements and supplemental data are included in Item 8 of this Annual Report on Form 10-K by incorporation by reference from the Annual Report to Stockholders for the fiscal year ended March 26, 1995 filed as Exhibit 13.1 hereto:

                                                                   Page(s) in
                                                                Annual Report
                                                              to Stockholders
                                                              ---------------
               Balance Sheets at
               March 26, 1995 and March 27, 1994                            9

               Statements of Operations
               for each of the three years in the
               period ended March 26, 1995                                 10

               Statement of Stockholders'
               Equity for each of the three years for
               the period ended March 26, 1995                             11

               Statements of Cash Flows for
               each of the three years for the period
               ended March 27, 1994                                        12

               Notes to Financial Statements                            13-19

               Report of Price Waterhouse LLP, Independent Accountants     20

               Report of Ernst and Young LLP, Independent Auditors         21

               2. Index to Financial Statement Schedules. The following financial statement schedules for each of the three years in the period ended March 26, 1995, are filed as part of this Annual Report on Form 10-K:

                                                                Page(s) in
                                                             Annual Report on
               Description                                      Form 10-K
               -----------                                  ----------------
                 Report of Independent Accountants                II-1

        II.      Amounts Receivable From Related
                 Parties and Underwriters,
                 Promoters, and Employees other
                 than Related Parties                             II-2

         V.      Property, Plant and Equipment                    II-3

        VI.      Accumulated Depreciation and
                 Amortization of Property, Plant
                 and Equipment                                       II-4

      VIII.      Valuation and Qualified Accounts                    II-5

        IX.      Short-term Borrowings                               II-6

         X.      Supplementary Income Statement Information          II-7

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                 3.       (a)     Exhibits - see Exhibit List below.

                          (b)     Form 8-K.  The Company filed no reports on
Form 8-K during the fourth quarter of the fiscal year 1995.

                 EXHIBIT LIST


         Exhibit
         Number            Description
         ------            -----------
         3.1(5)            Restated Certificate of Incorporation.

         3.2(1)            Bylaws.

         3.3(9)            Certificate of Amendment to Restated Certificate of Incorporation.

         10.21(1)          Real Property Lease Agreement dated as of August 26, 1981 between the Company and Orchard Investment Company No. 701.

         10.22(1)          Real Property Lease Agreement dated as of July 6, 1983 between the
                           Company and Orchard Investment Company No. 701.

         10.23(1)          Real Property Lease Agreement dated as of August 1, 1984 between the
                           Company and Orchard Investment Company No. 701.

         10.26(1)          Promissory Note dated as of April 19, 1983 executed by George Rassam.

         10.28(1)          Employment Agreement dated as of March 4, 1987, between the Company and Barry Carrington.

         10.29(1)          Form of Indemnification Agreement executed by the Company and its officers and directors.

         10.36(2)          Promissory Note and Stock Pledge Agreement dated as of March 2, 1987 executed by Barry Carrington.

         10.39(2)          Letter Agreement dated January 21, 1988 between the Company and Barry Carrington.

         10.40(2)          Letter Agreement dated October 19, 1987 between the Company and George Rassam.

         10.47(6)          Technology Agreement between the Company and IMP Europe Limited.

         10.48(6)          Supply Agreement between the Company and IMP Europe Limited.

         10.49(6)          Agreement for the sale and purchase of all the A Ordinary Shares in IMP Europe
                           Limited dated as of July 3, 1990, between the Company and Dialogue Semiconductor
                           Limited.

         10.50(7)*         License Agreement dated as of September 12, 1991, between the Company and Asahi
                           Chemical Industry Co., Ltd.

         10.51(7)*         Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.

         10.52(8)          Business Loan Agreement dated as of August 19, 1991 by and between the Company and
                           Silicon Valley Bank, including Promissory Notes, dated August 19, 1991, Commercial
                           Pledge Agreement, dated August 19, 1991, Commercial Security Agreement, dated August
                           19, 1991, Agreement to Provide Insurance, dated August 19, 1991, Non-Interference
                           Agreement, dated December 20, 1991, Change in Terms Agreement, dated March 16, 1992,
                           Change in Terms Agreement, dated July 15, 1992, Change in Terms Agreement dated August
                           15, 1992, Modification to Loan Agreement dated February 19, 1993, Agreement dated
                           February 19, 1993 and Disbursement Request and Authorization dated February 19, 1993.

         10.53(7)*         Heads of Agreement dated as of March 27, 1992, between the Company and South African
                           Micro-Electronic Systems Pty Limited

         10.54(9)          First Amendment dated March 11, 1994 to Real Property Lease Agreement dated August 26,
                           1981 between the Company and Orchard Investments Company No. 701.

         10.55(9)          First Amendment dated December 21, 1987, Second Amendment dated March 15, 1989, Third
                           Amendment dated November 25, 1991, Fourth Amendment dated December 13, 1993 and Fifth
                           Amendment dated March 11, 1994 to the Real Estate Lease Agreement dated July 6, 1983 between the Company and Orchard Investment Company No. 701.

         10.56             Loan Modification Agreement dated September 19, 1994 by and between the Company and
                           Silicon Valley Bank.

         10.57             Letter Agreement dated February 13, 1995 between the Company and David Laws.

         10.58             Real Property Sublease Agreement dated November 9, 1992 by and between the Company and
                           AT&T Resource Management Corporation, and Master Lease dated September 23, 1986 by and between AT&T Resource Management Corporation and American Telephone and Telegraph Company.

         13.1              Annual Report to Stockholders.

         23.1              Consent of Price Waterhouse LLP, Independent Accountants

         23.2              Consent of Ernst and Young LLP, Independent Auditors

         27.1              Financial Data Schedule

         28.1(7)           1987 Employee Stock Purchase Plan and forms of agreements thereto.

         28.2(7)           1992 Restated Stock Option Plan and forms of agreements thereto.

* "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been granted by the Securities and Exchange Commission.

(1) Incorporated by reference from an identically numbered exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-13600) declared effective by the Securities and Exchange Commission on June 10, 1987.

(2) Incorporated by reference from an identically numbered exhibit filed with the

Company's Annual Report on Form 10-K for the year ended March 27, 1988 filed with the Securities and Exchange Commission on June 25, 1988.

(3) Incorporated by reference to an identically numbered exhibit filed with the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 33-16624), as filed with the Securities and Exchange Commission on November 13, 1987.

(4) Incorporated by reference to an identically numbered exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-24635) as filed with the Securities and Exchange Commission on September 15, 1988.

(5) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 26, 1989 filed with the Securities and Exchange Commission on June 26, 1989.

(6) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1991 filed with the Securities and Exchange Commission on July 1, 1991.

(7) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 29, 1992 filed with the Securities and Exchange Commission on June 29, 1992, as amended by Amendment to Application or Report on Form 8 filed with the Securities and Exchange Commission on September 16, 1992.

(8) Portions incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 28, 1993 filed with the Securities and Exchange Commission on June 28, 1993.

(9) Incorporated by reference from an identically numbered exhibit filed with the Company's Amendment to the Annual Report on Form 10-K/A for the year ended March 27, 1994 filed with the Securities and Exchange Commission on July 6, 1994.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 21st day of June, 1995.


                                  IMP, INC.



                                  By: /s/ Charles S. Isherwood
                                      ------------------------------------------
                                      Senior Vice President--Corporate Services,
                                      Chief Financial Officer
                                      and Secretary



                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                      Title                        Date
        ---------                      -----                        ----
/s/ Barry M. Carrington             President, Chief            June 21, 1995
- ----------------------------        Executive Officer
    Barry M. Carrington             and Director




/s/ Charles S. Isherwood            Senior Vice                 June 21, 1995
- ----------------------------        President--Corporate
    Charles S. Isherwood            Services, Chief Financial
                                    Officer and Secretary




/s/ George Rassam                   Controller                  June 21, 1995
- ----------------------------        (Principal Accounting
    George Rassam                   Officer)




/s/ Zvi Grinfas                     Director                    June 21, 1995
- ----------------------------
    Zvi Grinfas



/s/ Peter D. Olson                  Director                    June 10, 1995
- ----------------------------
    Peter D. Olson



/s/ Bernard V. Vonderschmitt        Director                    June 21, 1995
- ----------------------------
    Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

                                  SCHEDULE II

                                   IMP, Inc.
           Amounts Receivable from Related Parties and Underwriters,
              Promoters, and Employees Other Than Related Parties
                                 (In thousands)

                                  Balance                                            Balance at End
                                  at the                                               of Period
                                 Beginning                       Amounts       ---------------------------
                                 of Period       Additions      Collected      Current         Not Current
                                 ---------       ---------      ---------      -------         -----------
Year ended
March 31, 1991:
Barry Carrington (1)               $162             $-             $79            $-             $83

Year ended
March 29, 1992:
Barry Carrington (1)               $ 83             $-             $83            $-             $-


1. Principal and interest at 9% per year are due in annual installments beginning on July 1, 1988 through July 1, 1991. Under certain circumstances relating to termination without good cause and non-renewal of Mr. Carrington's employment agreement upon change in control of the Company, balances due on such notes will be forgiven.

                                  SCHEDULE  V

                                   IMP, Inc.
                         Property, Plant and Equipment
                                 (in thousands)


                              Balance                               Other     Balance
                               at the                              Charges    at the
                             Beginning                                at      End of
                             of Period   Additional   Retirement   (Deduct)   Period
                             ---------   ----------   ----------   --------   -------
Year ended 3/28/93:
Leasehold improvements        $ 7,662     $   112         $-          $-      $ 7,774
Machinery and equipment
   (including amounts under
   capital lease)              50,012       1,786          -           -       51,798
                              -------      ------        ----        ----     -------
                              $57,674     $ 1,898         $-          $-      $59,572
                              -------     -------        ----        ----     -------
Year ended 3/27/94:
Leasehold improvements        $ 7,774     $   105         $-          $-      $ 7,879
Machinery and equipment
   (including amounts under
   capital lease)              51,798       4,580          -           -       56,378
                              -------     -------        ----        ----     -------
                              $59,572     $44,685         $-          $-      $64,257
                              -------     -------        ----        ----     -------
Year ended 3/26/95:
Leasehold improvements        $ 7,879     $     4         $-          $-      $ 7,883
Machinery and equipment
   (including amounts under
   capital lease)              56,378       5,298          -           -       61,676
                              -------     -------        ----        ----     -------
                              $64,257     $ 5,302         $-          $-      $69,559
                              =======     =======        ====        ====     =======


1. Amount relates to items classified as machinery and equipment during their installation in the Company's facilities and reclassified to leasehold improvements upon completion of installation.

                                  SCHEDULE VI

                                   IMP, Inc.
                  Accumulated Depreciation and Amortization of
                         Property, Plant and Equipment
                                 (In thousands)


                                          Balance         Additions                          Balance
                                           at the        Charged to                          at the
                                         Beginning        Costs and                          End of
                                         of Period        Expenses          Retirement       Period
                                         ----------       --------          ----------       ------
Year ended 3/28/93:
Leasehold improvements                   $ 3,622          $  789              $  -           $ 4,411
Machinery and equipment
   (including amounts under
   capital lease)                         40,312           4,301                 -            44,613
                                         -------          ------                 -           -------
                                         $43,934          $5,090              $  -           $49,024
                                         =======          ======              ====           =======

Year ended 3/27/94:
Leasehold improvements                   $ 4,411          $  941              $  -           $ 5,352
Machinery and equipment
   (including amounts under
    capital lease)                        44,613           3,360                 -            47,973
                                         -------          ------              ----           -------
                                         $49,024          $4,301              $  -           $53,325
                                         =======          ======              ====           =======

Year ended 3/26/95:
Leasehold improvements                   $ 5,352          $  824              $  -           $ 6,176
Machinery and equipment
   (including amounts under
    capital lease)                        47,973           4,434                 -            52,407
                                         -------          ------                 -           -------
                                         $53,325          $5,258              $  -           $58,583
                                         =======          ======              ====           =======

                                 SCHEDULE VIII

                                   IMP, Inc.
                       Valuation and Qualifying Accounts
                                 (In thousands)


                                      Balance                                             Balance
                                       at the        Charged to                           at the
                                     Beginning        Costs and        Deduction          End of
                                     of Period        Expenses*        Write-Offs         Period
                                     ---------        ---------        ----------         -------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 28, 1993              $1,422           $ 565            $1,272            $715
Year ended March 27, 1994              $  715           $ 159            $    0            $556
Year ended March 26, 1995              $  556           $(239)           $    0            $795

*Includes amounts charged directly to revenues.

                                  SCHEDULE IX

                                   IMP, Inc.
                             Short-term Borrowings
                                 (In thousands)



                                                                                                    Weighted
                                                                     Maximum          Average        Average
                                                                     Amount           Amount        Interest
                                   Balance         Weighted        Outstanding      Outstanding       Rate
                                  at end of         Average          During           During         During
                                    Period       Interest Rate     the Period       the Period     the Period
                                    ------       -------------     ----------       ----------     ----------
Amounts payable to bank

Year ended 3/28/93                  $6,000           7.25%           $6,000           $2,531          8.61%
Year ended 3/27/94                  $6,500           7.79%           $6,500           $3,293          7.84%
Year ended 3/26/95                  $6,500          10.34%           $7,357           $3,763          9.54%




The average amount outstanding during the period was computed by averaging the daily balances throughout the period. The weighted average interest rate during the period was computed by dividing interest expense by the weighted average amount outstanding during the period.

                                   SCHEDULE X

                                   IMP, Inc.
                   Supplementary Income Statement Information
                                 (In thousands)

                                                        Charged to Costs and Expenses
                                                                 Year Ended
                                                ----------------------------------------------
                                                March 26,         March 27,          March 28,
                                                  1995              1994               1993
                                                ---------         ---------          ---------
Maintenance and repairs                           $1,326            $1,414            $1,443
Taxes, other than payroll
and income taxes                                  $  239            $  283            $  371