Form 10-Q
period 1995-06-25
IMP INC
filed 1995-07-14
CIK 812927

July 17, 1995

                                                                     VIA COURIER

Securities and Exchange Commission
450 5th Street, NW.
Washington, D. C.  20549

Re.      IMP, Inc.
         File No. 0-15858

Ladies and Gentlemen:

Pursuant to the Securities Exchange Act of 1934, enclosed please find the following documents for filing:

         1. Three (3) copies of a Quarterly Report on Form 10-Q, one of which has been manually numbered and executed; and

         2. Five (5) additional copies of subject Quarterly
            Report.

Please acknowledge receipt of this letter by file - stamping the additional copy provided and returning it to us in the enclosed envelope.

Very truly yours,



Charles S. Isherwood
- ---------------------------
Charles S. Isherwood
Senior Vice President
Chief Financial Officer

CSI/tje

Attach:

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 1995 or

- --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  --------- to ---------

          Commission file number     0-15858
          IMP, Inc.
          (Exact name of registrant as specified in its charter)

              Delaware                                 94-2722142
              --------                                 ----------
          (State or other jurisdiction           (IRS Employer
           of incorporation or                    Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
          -----------------------------------------------------
          (Address of principal                      (Zip Code)
           executive offices)


          Registrant's telephone number, including area code (408) 432-9100


          ----------------------------------------------
          (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X            No
                                     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Outstanding at
Common Stock, $0.0001 par value     June 25, 1995
                                    26,239,546

                                    IMP, Inc.
                                    FORM 10-Q
                                  FIRST QUARTER

                                      INDEX

  Part I:  Financial Information (unaudited)

                                                                            Page
         Condensed Balance Sheet at                                           4
          June 25, 1995 and March 26, 1995

         Condensed Statement of                                               5
           Operations for the three months ended
           June 25, 1995 and June 26, 1994

         Condensed Statement of Cash                                          6
           Flows for the nine months ended
           June 25, 1995 and June 26, 1994

         Notes to condensed financial                                         8
           statements

         Management's discussion and analysis of                             10
           financial condition and results of
           operations

Part II:  Other Information

         Item 6, Exhibits and Reports on Form 8-K                            12

         Signatures                                                          13

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                June 25,     March 26,
                                                 1995          1995
                                                 ----          ----
Current assets:
  Cash and cash equivalents, including
    restricted cash of $0 and $2,000
    at March 26, 1995                          $  8,689      $  8,484
  Accounts receivable - net                      10,703        11,799
  Inventories                                     8,757         9,148
  Deposits and other current assets                 550           739
                                               --------      --------
      Total current assets                       28,699        30,170
                                               --------      --------
Leasehold improvements and equipment             72,451        69,559
  Accumulated depreciation                      (59,970)      (58,583)
                                               --------      --------
  Net leasehold improvements and equipment       12,481        10,976
                                               --------      --------
Other long term assets                               75           155
                                               --------      --------
                                                 41,255        41,301
                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                    3,500         6,500
  Trade accounts payable                          5,620         6,003
  Accrued payroll and related expenses            2,003         1,588
  Other accrued liabilities                         479           459
  Current portion of capital
    lease obligations                             3,915         3,489
                                               --------      --------
      Total current liabilities                  15,517        18,039
                                               --------      --------
Long-term capital lease
  obligations                                     6,288         4,799
                                               --------      --------
Stockholders' equity:
  Common stock                                       28            28
  Additional paid-in capital                     67,934        67,540
  Accumulated deficit                           (44,615)      (45,208)
  Treasury stock at cost                         (3,897)       (3,897)
                                               --------      --------

  Less notes receivable from stockholders
      Total stockholders' equity                 19,450        18,463
                                               --------      --------
                                                 41,255        41,301
                                               ========      ========


See notes to unaudited condensed financial statements

                                    IMP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Three Months Ended
                                             -------------------------
                                              June 25,        June 26,
                                               1995             1994
                                               ----             ----
Net revenues                                 $ 16,510         $ 13,472
Cost of revenues                               11,444            9,382
                                             --------         --------
      Gross profit                              5,066            4,090
Operating expenses:
  Research and development                      2,264            2,140
  Selling, general and administrative           1,821            1,650
                                             --------         --------

Operating income                                  981              300
                                             --------         --------
Interest:
  Expense                                        (399)            (297)
  Income                                           23               12
                                             --------         --------
      Net interest                               (376)            (285)
                                             --------         --------
Income before provision of
  income taxes                                    605               15
Provision for income taxes                         12             --
                                             --------         --------
Net income                                   $    593         $     15
                                             ========         ========

Net income per share                         $    .02         $     .0
                                             ========         ========

Shares used in computing
  net income per share                         27,342           26,450
                                             ========         ========

See notes to unaudited condensed financial statements.

                                    IMP, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                   June 25,        June 26,
                                                     1995            1994
                                                     ----            ----
Cash flows from operating activities:
  Net income                                       $   593         $    15
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization                      1,387           1,239
  Increase (decrease) from changes in:
  Accounts receivable                                1,096          (1,700)
  Inventories                                          391          (1,029)
  Deposits and other current assets                    269             122
  Trade accounts payable                              (383)            360
  Accrued payroll and related expenses                 415             494
  Other current liabilities                             20            (120)
                                                   -------         -------
  Total adjustments                                  3,195             634
                                                   -------         -------
  Net cash provided by operating activities          3,788            (619)
                                                   -------         -------

Cash flows from investing activities:
  Capital expenditures                                (150)           (140)
                                                   -------         -------
  Net cash used for investing activities              (150)           (140)
                                                   -------         -------
Cash flows from financing activities:
  Payment of principal under capital lease
    obligation                                        (827)           (615)
  Proceeds payments under line of credit            (3,000)           --
  Proceeds from issuance of common stock               394            --
  Payment of shareholders note                        --              --
  Net cash used for financing activities            (3,433)           (391)
                                                   -------         -------

Net increase (decrease) in cash
  and cash equivalents                                 205          (1,150)
Cash and cash equivalents at beginning of
  the period                                         8,484           7,625
                                                   -------         -------
Cash and cash equivalents at end of the
  period                                           $ 8,689         $ 6,475
                                                   -------         -------
Supplemental disclosures of cash paid
  during the period:
  Interest                                         $   376         $   297
  Income taxes                                        --              --

See notes to unaudited condensed financial statements.

                                    IMP, INC.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (UNAUDITED)

1.       Basis of presentation

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended March 28, 1995 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

2.       Inventories

         Inventories consisted of:

                                           June 25, 1995               March 26, 1995
                                           -------------               --------------
           Raw Materials                       $  1,132                    $    854
           Work-in-process                        6,624                       7,285
           Finished goods                         1,001                       1,009
                                               --------                    --------
                                               $  8,757                    $  9,148
                                               ========                    ========

3.       Line of Credit

         At June 25, 1995, the Company had $3,500,000 borrowing outstanding under revolving line of credit, which is secured by Accounts Receivable. The agreement expires on October 5, 1995.

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Net revenues for the first quarter of fiscal 1996 increased by 22% compared to the same period of the prior year. Net revenue increases are primarily attributable to increased sales of new foundry products. Strong quarterly bookings are expected to result in continued revenue increases in second fiscal quarter.

Cost of revenues in the first quarter of fiscal 1996 was 69.3% of revenues, compared to 70% for the same quarter in the prior year. The Company believes that the current higher level of factory utilization will result in improved efficiency.

Research and development expenses of $2,264,000 for the first quarter of fiscal 1996 year were comparable to the $2,140,000 of the corresponding quarter of the prior year. The Company anticipates some increase in Research and Development expenditures, primarily in product development.

Selling, general and administrative expenses were $1,820,000 up from $1,651,000 in the same quarter of the prior year. The increase was due to higher commissions and payroll costs.

Net interest expense was $376,000 for the first quarter of fiscal 1996 compared to $285,000 of net interest expense in the same period of the prior year. The difference was due to increased interest on capitalized equipment leases and interest on a $3 million term loan completed in fiscal 1995.

Net income of $593,000 for the first fiscal quarter of 1996 represents an increase from a net income of $15,000 for the corresponding quarter of the prior year.

Liquidity and Capital Resources

Working capital of the Company increased by $1,051,000 to $13.182 million during the first quarter of fiscal 1996. As of June 25, 1995, the Company had cash and cash equivalents of approximately $8.7 million. The Company's current line expires on October 1, 1995. The Company does not anticipate any difficulties in obtaining a new line.

The Company believes it present cash position, cash and cash equivalents generated from operations and its bank lines will be sufficient to meet the Company's needs through at least fiscal 1996.

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

                  IMP, Inc.
                  Registrant


                  Charles S. Isherwood
- -------------     ---------------------------------
7/17/95           Charles S. Isherwood
                  Senior Vice President and
                  Chief Financial Officer

                  George Rassam
- -------------     ---------------------------------
7/17/95           George Rassam
                  Controller (Chief Accounting Officer)

[ARTICLE] 5
[CIK] 0000812927
[NAME] BOWNE
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-26-1995
[PERIOD-START]                             MAR-27-1995
[PERIOD-END]                               JUN-25-1995
[CASH]                                            8689
[SECURITIES]                                         0
[RECEIVABLES]                                    10703
[ALLOWANCES]                                       795
[INVENTORY]                                       8757
[CURRENT-ASSETS]                                   550
[PP&E]                                           72451
[DEPRECIATION]                                 (59970)
[TOTAL-ASSETS]                                   41225
[CURRENT-LIABILITIES]                            15517
[BONDS]                                              0
[COMMON]                                            28
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       67934
[TOTAL-LIABILITY-AND-EQUITY]                     41255
[SALES]                                          16510
[TOTAL-REVENUES]                                 16510
[CGS]                                            11444
[TOTAL-COSTS]                                    11444
[OTHER-EXPENSES]                                  4085
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 376
[INCOME-PRETAX]                                    605
[INCOME-TAX]                                        12
[INCOME-CONTINUING]                                593
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       593
[EPS-PRIMARY]                                      .02
[EPS-DILUTED]                                      .02