Form 10-Q/A
period 1995-06-25
IMP INC
filed 1995-08-09
CIK 812927

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q/A

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 1995 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

              Commission file number  0-15858

                         IMP, Inc.
   (Exact name of registrant as specified in its charter)

            Delaware                        94-2722142
  (State or other jurisdiction             (IRS Employer
of incorporation or organization)        Identification No.)

 2830 North First Street, San Jose, CA           95134
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (408) 432-9100

_________________________________________________________________
       (Former name, former address and former fiscal year
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes _X_    No ___

                                  IMP, Inc.


PART II  OTHER INFORMATION


Item 6, Exhibits and Reports on Form 8-K

The Company did file a report on Form 8-K during the quarter ended Dec. 25, 1994. This was associated with increasing the pool for the stock purchase plan. Also included is Exhibit 27, Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       IMP, Inc.
                       Registrant


                       /s/ Charles S. Isherwood
________________       _____________________________________
8/8/95                 Charles S. Isherwood
                       Senior Vice President and
                       Chief Financial Officer


                       /s/ George Rassam
________________       _____________________________________
8/8/95                 George Rassam
                       Controller (Chief Accounting Officer)