Form 10-Q
period 1995-09-24
IMP INC
filed 1995-11-06
CIK 812927

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 1995 or

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

                                       Outstanding at
                                     September 24, 1995
                                     ------------------
Common Stock, $0.0001 par value          26,543,904

                                   IMP, Inc.
                                   FORM 10-Q
                                 SECOND QUARTER

                                     INDEX

PART I: Financial Information (unaudited)
                                                                Page

        Condensed Balance Sheet at                                4
         Sept 24, 1995 and March 26, 1995

        Condensed Statement of                                    5
         Operations for the three months ended
         Sept 24, 1995 and Sept 25, 1994

        Condensed Statement of                                    6
         Operations for six months ended
         Sept 24, 1995 and Sept 25, 1994

        Condensed Statement of Cash                               7
         Flows for the six months ended
         Sept 24, 1995 and Sept 25, 1994

        Notes to condensed financial                              9
         statements

        Management's discussion and analysis of                  11
         financial condition and results of
         operations

Part II: Other Information

        Item 6, Exhibits and Reports on Form S-K                 14

        Signatures                                               15

                                   IMP, Inc.
                            CONDENSED BALANCE SHEET
                                 (In thousands)
                                  (unaudited)

                                     ASSETS

                                                        Sept. 24,               March 26,
                                                          1995                    1995
                                                        ---------               --------
Current assets:
  Cash and cash equivalents, including
   restricted cash of $0 and $2,000
   at March 26, 1995                                    $  8,280                $  8,484
  Accounts receivable - net                               11,386                  11,799
  Inventories                                              8,524                   9,148
  Deposits and other current assets                        1,186                     739
                                                        --------                --------
      Total current assets                                29,376                  30,170
                                                        --------                --------
Leasehold improvements and equipment                      73,129                  69,559
  Accumulated depreciation                               (61,389)                (58,583)
                                                        --------                --------
  Net leasehold improvements and equipment                11,740                  10,976
                                                        --------                --------
Other long term assets                                        75                     155
                                                        --------                --------
                                                        $ 41,191                $ 41,301
                                                        ========                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                             3,000                   6,500
  Trade accounts payable                                   5,097                   6,003
  Accrued payroll and related expenses                     1,798                   1,588
  Other accrued liabilities                                  964                     459
  Current portion of capital
   lease obligations                                       3,871                   3,489
                                                        --------                --------
      Total current liabilities                           14,730                  18,039
                                                        --------                --------
Long-term capital lease
  obligations                                              5,524                   4,799
                                                        --------                --------
Stockholders' equity:
  Common stock                                                28                      28
  Additional paid-in capital                              68,351                  67,540
  Accumulated deficit                                    (43,545)                (45,208)
  Treasury stock at cost                                  (3,897)                 (3,897)
                                                        --------                --------
      Total stockholders' equity                          20,937                  18,463
                                                        --------                --------
                                                          41,191                  41,301
                                                        ========                ========


See notes to unaudited condensed financial statements

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                            Three Months Ended
                                            ------------------

                                        Sept 24,          Sept 25,
                                         1995              1994
                                        --------          --------

Net revenues                            $ 18,514          $ 15,134
Cost of revenues                         (12,846)          (10,480)
                                        --------          --------
   Gross profit                            5,668             4,654
Operating expenses:
 Research and development                  2,164             2,192
 Selling, general and administrative       2,060             1,602
                                        --------          --------
Operating income                           1,444               860
                                        --------          --------
Interest:
 Expense                                    (388)             (376)
 Income                                       41                27
                                        --------          --------
   Net interest                             (347)             (349)
                                        --------          --------
Income before provision of
 income taxes                              1,097               511
Provision for income taxes                    27                --
                                        --------          --------
Net income                              $  1,070          $    511
                                        ========          ========


Net income per share                    $    .04          $    .02
                                        ========          ========

Shares used in computing
 net income per share                     28,005          $ 26,476
                                        ========          ========


See notes to unaudited condensed financial statements.


                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                             Six Months Ended
                                             ----------------

                                        Sept 24,          Sept 25,
                                          1995              1994
                                        --------          --------

Net revenues                            $ 35,024          $ 28,606
Cost of revenues                         (24,290)          (19,862)
                                        --------          --------
  Gross profit                            10,734             8,744
Operating expenses:
  Research and development                 4,428             4,332
  Selling, general and administrative      3,880             3,252
                                        --------          --------

Operating income                           2,426             1,160
                                        --------          --------
Interest:
  Expense                                   (788)             (674)
  Income                                      64                40
                                        --------          --------
    Net interest                            (724)             (634)
                                        --------          --------
Income before provision for
  income taxes                             1,702               526
Provision for income taxes                    39                 -
                                        --------          --------
Net income                              $  1,663          $    526
                                        ========          ========

Net income per share                    $    .06          $    .02
                                        ========          ========
Shares used in computing
  net income per share                    27,674            26,463
                                        ========          ========


See notes to unaudited consolidated condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                   Six Months Ended
                                                   ----------------
                                                Sept 24,        Sept 25,
                                                  1995            1994
                                                --------        --------

Cash flows from operating activities:
 Net income                                    $ 1,663          $   526
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
 Depreciation and amortization                   2,806            2,511
 Increase (decrease) from changes in:
 Accounts receivable                               413             (989)
 Inventories                                       624           (1,294)
 Deposits and other current assets                (367)              10
 Trade accounts payable                           (906)             934
 Accrued payroll and related expenses              210              356
 Other current liabilities                         505             (217)
                                               -------          -------
 Total adjustment                                3,285            1,311
                                               -------          -------
 Net cash provided by operating activities       4,948            1,837
                                               -------          -------
Cash flows from investing activities:
 Capital expenditures                             (950)            (205)
                                               -------          -------
 Net cash used for investing activities           (950)            (205)
                                               -------          -------

Cash flows from financing activities:
 Payment of principal under capital lease
  obligation                                    (1,513)          (1,977)
 Proceeds payments under line of credit         (3,500)               -
 Proceeds from issuance of common stock            811              248
 Payment of shareholders note                        -                -
 Net cash used for financing activities         (4,202)          (1,729)
                                               -------          -------

 Net increase (decrease) in cash
  and cash equivalents                             (204)            (97)
 Cash and cash equivalents at beginning of
  the period                                      8,484           7,625
                                                -------         -------
 Cash and cash equivalents at end of the
  period                                        $ 8,280         $ 7,528
                                                =======         =======
 Supplemental disclosures of cash paid
  during the period:
  Interest                                      $   724         $   674
  Income taxes                                        -               -


See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                  (unaudited)


1.      Basis of presentation

        The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended March 26, 1995 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

2.      Inventories

        Inventories consisted of:


                                         Sept 24, 1995     March 26, 1995
                                         -------------     --------------

        Raw Materials                       $  736             $  854
        Work-in-process                      6,560              7,285
        Finished goods                       1,228              1,009
                                            ------             ------
                                            $8,524             $9,148
                                            ======             ======

3.      Line of Credit

        At September 24, 1995, the Company had $3,000,000 borrowing outstanding under revolving line of credit, which is secured by Accounts Receivable. The Company signed a new line for $8,000,000 with a new bank on October 12, 1995. The line expires a year from now.

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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation

Net revenues for the second quarter of fiscal 1996 increased by 22.5% compared to the same period of the prior year. Net revenue increases are primarily attributable to existing foundry products, and standard products.

Cost of revenues in the second quarter of fiscal 1996 was 69% of revenues compared to 69% in the same quarter of the prior year.

Research and development expenses were $2,164,000 or 11.7% of net revenues in fiscal 1996 compared to $2,192,000 or 14.5% of net revenues in the corresponding quarter of the prior year. R&D spending as a percentage of net revenues decreased due to increase in revenues in the current quarter. The company anticipates R&D spending to increase in gross dollars, but to remain relatively flat as a percentage of sales.

Selling, general and administrative expenses were $2,060,000 or 11.1% of net revenues up from $1,602,000 or 10.6% of net revenues same quarter of the prior year. The increase in gross dollars was due to higher commission expenses in the current year as a result of increased revenues.

The net interest expense in the second quarter of fiscal 1995 was $347,000 compared to $349,000 in the prior year.

Net income of $1,070,000 for the second quarter of fiscal 1996 compared to $511,000 for the same period of the prior year. Income per share of $.04 in the quarter ended September 24, 1995 compared to $.02 per share during the same period of the prior year.

Results of Operations - First Six Months of Fiscal 1996
Compared to First Six Months of Fiscal 1995

Net revenues for the six month period ending September 24, 1995 increased by 22% compared to the same period of the prior year. Net revenue increases were primarily attributable to sales of existing foundry products, and standard products.

Cost of revenues in the six month period ending September 24, 1995 was 69% of revenues compared to 69% in the corresponding period of the prior year.

Research and development expenses were $4,428,000 or 12.6% of revenues for the six month period ended September 24, 1995 compared to $4,332,000 or 15.1% of revenue in the comparable period of fiscal 1995.

Selling, general and administrative expenses were $3,880,000 or 11.1% of revenue, compared to $3,252,000 or 11.4% of the corresponding period of the prior year. The major factors in the increase were higher commissions, resulting from increased revenue.

Net interest expense was $724,000 compared to $643,000 in the corresponding period of the prior year. The increase was to increases in outstanding capital lease obligations, and a term loan executed in March 1995.

Net income was $1,663,000 for the six month period ending September 24, 1995, compared to $526,000 for the corresponding period of the prior year. Income per share of $.06 in the six month period ending September 24, 1995 compared to $.02 per share during the same period of the prior year.

Liquidity and Capital Resources

Working capital of the Company increased by $2,500,000 to $14.7 million during the six month period ending September 24, 1995.

The Company believes the current level of cash and cash equivalents at September 24, 1995 along with cash generated from operations along with available lines of credit and lease lines will be sufficient to fund its current liabilities, anticipated capital equipment purchases and the current and anticipated level of operations for at least the next 12 months.

Factors Affecting Future Results

The Company's business, financial condition and results of operations have been, and may in the future be, affected by a variety of factors, including the availability of raw materials, concentration of customers, markets for its customer's products, foundry capacity, the development and introduction of new technology and products and the availability of trained design processing engineers, in particular those skilled in analog design. Specifically, although the Company believes it currently has adequate access to necessary raw materials, it does not have any long-term commitments for the supply of raw wafers and polysubstrates. The Company also recently announced that one of its semiconductor products was designed into the Zip drive by Iomega Corporation. Any decline in the demand for the Zip drive, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a decline in, or cancellation of, orders for the Company's products by Iomega, which could adversely affect the Company's business and results of operations.

As is the case generally worldwide, the Company's foundry is operating at or near fully currently available capacity. The ability of the Company to transition from the fabrication of lower-margin products to higher-margin products, including both those developed by the Company and those for which it serves as a third-party foundry, is very important for the Company's future results of operations. In addition, the Company will seek to obtain outside foundry capacity where appropriate. There can be no assurances that the Company will be successful in these efforts.

Any adverse fluctuation in the Company's business, financial condition or results of operations could have an adverse effect on the trading price of the Company's Common Stock. In addition, the trading prices for semiconductor company stocks have experienced a dramatic increase in calendar years 1994 and 1995. Any decline in the market for semiconductor company stocks, or for technology stocks in general, could also have a material adverse effect on the trading price of the Company's Common Stock.

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


                       IMP, Inc.
                       Registrant


                       /s/ Charles S. Isherwood
----------------       -------------------------------------
11/6/95                Charles S. Isherwood
                       Senior Vice President and
                       Chief Financial Officer


                       /s/ George Rassam
----------------       -------------------------------------
11/6/95                George Rassam
                       Controller (Chief Accounting Officer)

                                EXHIBIT INDEX

EX. 27  Financial Data Schedule