Form 10-Q
period 1995-12-31
IMP INC
filed 1996-01-29
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995 or
                               -----------------

    Transition report pursuant to Section 13 or 15(d) of the Securities -- Exchange Act of 1934

For the transition period from           to
                                ---------   ---------

          Commission file number     0-15858
                                ------------
          IMP, Inc.
          ---------
          (Exact name of registrant as specified in its charter)

              Delaware                                 94-2722142
              --------                                 ----------
          (State or other jurisdiction            (IRS Employer
           of incorporation or                      Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
          --------------------------------------------------
          (Address of principal                      (Zip Code)
           executive offices)

          Registrant's telephone number, including area code (408) 432-9100

          -------------------------------------
          (Former name, former address and former fiscal year if changed since last report)

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

                                        Outstanding at
Common Stock, $0.0001 par value         December 31, 1995
                                        26,821,708

                                   IMP, Inc.
                                   FORM 10-Q
                                 THIRD QUARTER

                                     INDEX

  Part I:  Financial Information (unaudited)
                                                                            Page
         Condensed Balance Sheet at                                          4
           Dec 31, 1995 and March 26, 1995

         Condensed Statement of                                              5
           Operations for the three months ended
           Dec 31, 1995 and Dec 25, 1994

         Condensed Statement of                                              6
           Operations for nine months ended
           Dec 31 1995 and Dec 25, 1994

         Condensed Statement of Cash                                         7
           Flows for the nine months ended
           Dec 31, 1995 and Dec 25, 1994

         Notes to condensed financial                                        9
           statements

         Management's discussion and analysis of                             11
           financial condition and results of
           operations


Part II:  Other Information

         Item 6, Exhibits and Reports on Form 8-K                            14

         Signatures                                                          15

                                   IMP, Inc.
                            CONDENSED BALANCE SHEET
                                 (In thousands)
                                  (unaudited)

                                                                                (audited)
                                           ASSETS
                                           ------
                                                                     Dec 31,     March 26
                                                                      1995         1995
                                                                      ----         ----
Current assets:
  Cash and cash equivalents, including
    restricted cash of $0 and $2,000
    at March 26, 1995                                               $  8,203     $  8,484
  Accounts receivable - net                                           11,543       11,799
  Inventories                                                          9,992        9,148
  Deposits and other current assets                                      706          739
                                                                    --------     --------
      Total current assets                                            30,444       30,170
                                                                    --------     --------
Leasehold improvements and equipment                                  77,830       69,559
  Accumulated depreciation                                           (62,802)     (58,583)
                                                                    --------     --------
  Net leasehold improvements and equipment                            15,028       10,976
                                                                    --------     --------
Other long term assets                                                    75          155
                                                                    --------     --------
                                                                    $ 45,547     $ 41,301
                                                                    ========     ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
  Note payable                                                         2,500        6,500
  Trade accounts payable                                               6,033        6,003
  Accrued payroll and related expenses                                 1,701        1,588
  Other accrued liabilities                                            1,574          459
  Current portion of capital
    lease obligations                                                  4,008        3,489
                                                                    --------     --------
      Total current liabilities                                       15,816       18,039
                                                                    --------     --------
Long-term capital lease
  obligations                                                          6,771        4,799
                                                                    --------     --------
Stockholders' equity:
  Common stock                                                            28           28
  Additional paid-in capital                                          68,719       67,540
  Accumulated deficit                                                (41,890)     (45,208)
  Treasury stock at cost                                              (3,897       (3,897)
                                                                    --------     --------


      Total stockholders' equity                                      22,960       18,463
                                                                    --------     --------
                                                                    $ 45,547     $ 41,301
                                                                    ========     ========

See notes to unaudited condensed financial statements

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                          Three Months Ended
                                                          ------------------

                                                        Dec 31,        Dec 25,
                                                          1995           1994
                                                          ----           ----
Net revenues                                             20,029          15,727
Cost of revenues                                         13,510          11,274
                                                        -------         -------
      Gross profit                                        6,519           4,453
Operating expenses:
  Research and development                                2,521           2,282
  Selling, general and administrative                     2,238           1,715
                                                        -------         -------

Operating income                                          1,760             456
Interest:
  Expense                                                  (128)           (316)
  Income                                                     65              33
                                                        -------         -------
      Net interest                                          (63)           (283)
Income before provision of
  income taxes                                            1,697             173
Provision for income taxes                                   42               -
                                                        -------         -------
Net income                                              $ 1,655         $   173
                                                        =======         =======

Net income per share                                    $   .06         $   .01
                                                        =======         =======

Shares used in computing
  net income per share                                   28,239          26,451
                                                        =======         =======


See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                           Nine Months Ended
                                                           ------------------

                                                         Dec 31,        Dec 25,
                                                           1995           1994
                                                           ----           ----
Net revenues                                             $55,053        $44,333
Cost of revenues                                          37,800         31,136
                                                         -------        -------
      Gross profit                                        17,253         13,197
Operating expenses:
  Research and development                                 6,949          6,614
  Selling, general and administrative                      6,118          4,967
                                                         -------        -------

Operating income                                           4,186          1,616
Interest:
  Expense                                                   (916)          (989)
  Income                                                     129             72
                                                         -------        -------
      Net interest                                          (787)          (917)
Income before provision of
  income taxes                                             3,399            699
Provision for income taxes                                    81              -
                                                         -------        -------
Net income                                               $ 3,318        $   699
                                                         =======        =======

Net income per share                                     $   .12        $   .03
                                                         =======        =======

Shares used in computing
  net income per share                                    27,862         26,459
                                                         =======        =======


See notes to unaudited consolidated condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                           -----------------

                                                          Dec 31,       Dec 25,
                                                            1995          1994
                                                            ----          ----
Cash flows from operating activities:
  Net income                                              $ 3,318       $   699
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization                             4,219         3,893
  Increase (decrease) from changes in:
  Accounts receivable                                         256          (620)
  Inventories                                                (844)         (949)
  Deposits and other current assets                           113          (315)
  Trade accounts payable                                       30         2,028
  Accrued payroll and related expenses                        113           531
  Other current liabilities                                 1,115          (246)
                                                          -------       -------
  Total adjustments                                         5,002         4,322
                                                          -------       -------
  Net cash provided by operating activities                 8,320         5,021
                                                          -------       -------

Cash flows from investing activities:
  Capital expenditures                                       (300)         (305)
                                                          -------       -------
  Net cash used for investing activities                     (300)         (305)
                                                          -------       -------

Cash flows from financing activities:
  Payment of principal under capital lease
    obligation                                             (5,480)       (4,445)
  Proceeds payments under line of credit                   (4,000)            -
  Proceeds from issuance of common stock                    1,179           481
  Payment of shareholders note                                  -             -
                                                          -------       -------
  Net cash used for financing activities                   (8,301)       (3,964)
                                                          -------       -------

                                                           Nine Months Ended
                                                           -----------------

                                                           Dec 31,       Dec 25,
                                                            1995          1994
                                                            ----          ----
Net increase (decrease) in cash and cash
 equivalents                                                 (281)          752
Cash and cash equivalents at beginning of
  the period                                                8,484         7,625
                                                          -------        ------
Cash and cash equivalents at end of the
  period                                                    8,203         8,377
                                                          =======        ======
Supplemental disclosures of cash paid
  during the period:
  Interest                                                $   787        $  917
  Income taxes                                                  -             -

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

2.       Inventories

         Inventories consisted of:

                                       Dec 31, 1995       March 26, 1995
                                       ------------       --------------
         Raw Materials                    $1,252              $  854
         Work-in-process                   7,445               7,285
         Finished goods                    1,295               1,009
                                          ------              ------
                                          $9,992              $9,148
                                          ======              ======

3.       Line of Credit

         At December 31, 1995, the Company had $2,500,000 borrowing outstanding under revolving line of credit, which is secured by Accounts Receivable.

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

Item 2 - Results of Operations - Third Quarter of Fiscal 1996
Compared to Third Quarter of Fiscal 1995

Net revenues for the three month period ending December 31, 1995 was $20.0 million, an increase of $4.3 million or 27% in comparison to the same period of the prior year. The increase was primarily attributable to improved sales volume of certain of the company's mature products and new products.
Management anticipates standard product sales volume to increase during the next twelve months.

Cost of revenues in the third quarter was $13.5 million or 67.5% of net revenues up from $11.3 million or 72% in the corresponding quarter of last year. The percentage decrease in cost was due to a higher level of factory utilization, and a shift to higher margin standard products. Management expects cost of revenue to decline as a percent of revenue through the next quarter.

Research and development expenses were $2.5 million for the third quarter fiscal 1996 up from $2.3 million in the same quarter of the prior year. The increase was primarily due to the fact that the third quarter had 14 weeks in fiscal 1996 compared to 13 in fiscal 1995. Management expects R&D costs to remain consistent as a percentage of revenue through the next quarter.

Selling, general and administrative expenses were $2.2 million up from $1.7 million in the same quarter of the prior year. The major increase was due to higher commissions but the added week in fiscal 1996 also added to expenses. Management expects selling, general and administrative expenses to remain consistent as a percentage of sales through the next quarter.

The net interest expense was $64,000 during the third quarter fiscal 1996, compared to $283,000 in the corresponding quarter of the prior year. The decrease was due to lower interest expense on capitalized leases, and certain one time adjustments.

Net income of $1,655,000 for the quarter ended December 31, 1995 increased from income of $173,000 in the corresponding quarter of the prior year. Income per share of $.06 in the current quarter compared to income per share of $.01 in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 1996
Compared to First Nine Months of Fiscal 1995

Net revenues for the nine month period ending December 31, 1995 were $55.1 million, an increase of $10.8 million or 24% in comparison to the same period of the prior year. The increase was primarily attributable to improved sales volume of certain of the Company's mature products and new products. Management anticipates standard product sales volume to increase during the next twelve months.

Cost of revenues in the nine month period ending December 31, 1995 was $37.8 million or 68.6% of net revenues compared to $31.1 million or 71.2% in the corresponding quarter of last year. Management expects cost of revenues to decline as a percent of revenue, through the next quarter.

Research and development expenses were $6.9 million for the nine month period ended December 31, 1995 essentially unchanged from $6.6 million over the comparable period of fiscal 1995. Management expects that R&D expenses will remain consistent as a percent of revenues for the next 3 to 6 months.

Selling, general and administrative expenses were $6.1 million compared to $5.0 million in the corresponding period of the prior year. The increase was due to higher commissions and higher marketing expenses on ASSP products. Management expects selling, general and administrative costs to remain consistent as a percent of revenues for the next 3 to 6 months.

Net interest expense was $787,000 compared to $917,000 of net interest expensed in the corresponding period of the prior year. The decrease was due to lower interest expense on capitalized leases, and certain one time charges.

Net income was $3,318,000 for the nine month period ending December 31, 1995 compared to net income of $669,000 for the corresponding period of the prior year. Income per share was $.12 in the nine month period ending December 31, 1995 compared to income per share of $.03 during the same period of the prior year.

Liquidity and Capital Resources

Working capital of the Company increased by $2,400,000 to $14.6 million during the period March 26, 1995 to December 31, 1995 as a result of the Company's net income for the period, and the repayment of capital lease obligations. As of December 31, 1995, the Company had cash and cash equivalents of approximately $8.2 million.

Funding for operations has come from credit lines, capital leases, cash generated from operations and sales of securities.

The Company believes the current level of cash and cash equivalents, along with available lines of credit and lease lines will be sufficient to fund anticipated capital equipment purchases and the current and anticipated level of operations for at least the next 12 months.

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



                           IMP, Inc.
                           Registrant

                               /S/ Charles S. Isherwood
-------------              ---------------------------------
1/29/96                    Charles S. Isherwood
                           Senior Vice President and
                           Chief Financial Officer

                               /S/ George Rassam
-------------              ---------------------------------
1/29/96                    George Rassam
                           Controller (Chief Accounting Officer)