Form 10-K
period 1996-03-31
IMP INC
filed 1996-06-28
CIK 812927

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to
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

                             Yes  /X/       No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of June 21, 1996 was approximately $277,897,878 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On June 21, 1996, approximately 29,133,073 shares of Common Stock, $.001 par value, were outstanding.

     Documents Incorporated by Reference

     Designated portions of the following documents are incorporated by reference into this Annual Report on Form 10-K where indicated:

     IMP, Inc. Annual Report to Stockholders for the fiscal year ended March 31, 1996, Parts II and IV.

     IMP, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 21, 1996, Part III.

                                     PART I

ITEM I. BUSINESS.

         Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

INTRODUCTION

         IMP, Inc. is a supplier of analog and mixed signal CMOS integrated circuit solutions for communications, computer and control applications. IMP is a technology leader in the field of analog signal processing and programmable analog design techniques.

         Wafers are manufactured in the Company's fabrication plant in San Jose, California. IMP also uses these facilities to provide wafer foundry and full IC manufacturing services to other semiconductor vendors using CMOS and BiCMOS process technology.

         The Company was originally incorporated in California in January 1981 as International Microelectronic Products. It reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987 and the new corporation succeeded to the business of its predecessor. The Company amended its Certificate of Incorporation in September 1993 to change its name to IMP, Inc.

HISTORY

         The Company's original focus was the design, development and manufacturing of digital cell-based, CMOS, application-specific custom ICs ("ASICs"). It was a pioneer in this segment of the business, being one of the first vendors to employ advanced computer aided engineering ("CAE") software and an extensive library of pre-characterized cells. IMP was also one of the first to integrate mixed analog and digital functions onto the same chip. The Company made its initial public stock offering in 1987; and is traded on the Nasdaq National Market System under the symbol IMPX.

         In the early 1990's, IMP redirected its wafer fabrication and process development resources away from the design and fabrication of custom circuits and towards the supply of analog wafer foundry services to other semiconductor companies. To date, the Company has manufactured more than 1,000 designs from customer database tapes.

         In the early 1990's IMP began to develop a portfolio of standard products based on the core analog process and design competencies created in the customer arena. Today, IMP's primary focus is to deliver value to its customers through innovative, high-integration application-specific standard analog and mixed-signal integrated circuits. To reflect this new identity as an analog device supplier, the Company's name was formally changed in 1993 to abbreviate International Microelectronic Products to IMP, Inc.

IMP PRODUCT STRATEGY

         The overall IMP product strategy is to create a portfolio of proprietary, CMOS high-integration, analog and mixed-signal IC solutions serving the computer, communications and control markets based on IMP analog signal processing and programmable architecture design expertise and associated analog wafer manufacturing and testing capabilities. These products are developed by focused product line activities within the Company.

         ANALOG SIGNAL PROCESSING PRODUCTS

         Analog Signal Processing products integrate analog interface and signal conditioning solutions for data storage, data transmission and related system functions. The current product focus is on highly-integrated analog and mixed-signal application specific standard product solutions for removable-media data storage systems.

         The first standard products in this area introduced by IMP were also the industry's first CMOS programmable, continuous-time filter chips. Three families of devices replaced dozens of discrete components and low-density IC packages and provided the lowest cost and lowest power solution for use in communications and small form-factor tape and disk drive systems.

         In 1992, IMP introduced the 62C738, the first completely integrated CMOS read-channel IC for high-performance hard disk drives. It was featured on the front cover of Electronic Design magazine for this and as also being the first 3V solution for the new generation of small-form factor drives aimed at low-power applications in the portable PC market. A successor to this product, the 62C538, is used in the popular, removable-media high density Zip drive from Iomega Corporation.

         In 1995, IMP introduced the 55T500 Super Combo integrated circuit for QIC-based hard disk drive back-up and mass storage peripherals. This device integrates functions previously occupying three chips; a preamplifier, read channel and write driver. Two more devices for the tape market, the 55T510 and 520 use a BiCMOS process to provide these same capabilities at much higher performance levels for Travan class drives.

         Today, IMP is a leading supplier of analog signal processing ICs to the secondary mass-storage market, comprising manufacturers of high-density tape back-up and removable disk products. In addition to Iomega, IMP's major customers include Conner-Archive and the Colorado Memory Systems division of Hewlett-Packard.

         ELECTRICALLY-PROGRAMMABLE ANALOG CIRCUITS

         EPAC devices provide designers with improved analog system solutions through the benefits of programmable analog architectures and development tools. These benefits include in-system reconfiguration, high levels of integration, ease-of-development and fast time-to-market. A key element of the product line strategy is to supply complete integration solutions to analog design tasks in microcontroller-based systems that can be quickly and easily implemented by digital designers.

         IMP announced the industry's first Electrically-Programmable Analog Circuit ("EPAC")(TM) products and development tools in 1994 and shipped the first products in 1995. EPAC devices, which may be considered as the analog counterpart to the digital field programmable gate array, extend the benefits of higher levels of integration, fast time-to-market, reduced development costs and unique user-configurable functionality to analog and mixed signal designs.

         A dynamically programmable EEPROM/SRAM-based architecture allows device functionality to be reconfigured "on-the-fly" to create "adaptive analog" functions meeting real-time system operating needs. This is particularly powerful when used in association with a programmable microcontroller and opens up new approaches to analog design in embedded control systems.

         The Company's Analog Magic(TM) software is a windows-based CAE design tool, which when used with IMP developed programming and in-system evaluation hardware reduces the development time of an EPAC-device-based analog sub-system to hours, from days or weeks.

         The first EPAC device, the 50E10, is aimed at general purpose signal conditioning, data acquisition, data conversion and analog interface applications. A second device, the 50E30, will allow designers to add programmable analog monitoring and diagnostics data acquisition features to printed circuit boards. IMP plans to introduce multiple EPAC products addressing other analog and mixed signal market segments.

         ANALOG WAFER FOUNDRY SERVICES

         The Wafer Foundry Services product line provides wafer fabrication services on value-added analog processes to OEM manufacturers and other semiconductor vendors. The product line also includes selective ASIC design programs and strategic relationships to acquire analog and mixed-signal products, processes and other intellectual property.

         IMP offers nearly 15 years of high-quality manufacturing experience on a broad range of proven CMOS processes. The Company operates a Class 10, 16,000 sq. foot wafer fabrication plant in San Jose, California. Processes in production today include BiCMOS, CMOS and EEPROM technologies. Alliances with off-shore wafer foundries which have installed IMP process technologies insure security of supply and access to additional manufacturing capacity to the Company and its customers.

         IMP manufactures products using N-well and P-well, single and double layer poly CMOS analog processes. Process geometries range from high-voltage, 5 micron down to high-speed, 0.8 micron. Key features of IMP process capabilities include double poly technology to ensure maximum capacitor stability in analog circuits. Vertical and lateral bipolar transistors are available to minimize noise in analog inputs and support high-drive outputs. Processes optimized for battery-operated circuits, provide true low-voltage operation, down to 1.5V. BiCMOS technology options provide highly-integrated solutions for users requiring the speed of bipolar and the low power/high density of CMOS. Three BiCMOS processes meet various application requirements including low cost, high-speed (7 GHz transit frequency) designs, and 12V power supply operation. Electrically Erasable CMOS modules permit the incorporation of unique user-configurable features into digital, analog and mixed-signal designs. These include post-fabrication calibrations and reprogramming of device functionality.

         To augment its wafer foundry business, IMP offers migration services for conversion of customer's programmable digital device designs, such as FPGAs, Complex PLDs and PALs, into masked gate arrays. With its own on-shore wafer fabrication facility, IMP is able to support both fast-turn prototype and high-volume production demands.

         IMP believes that ownership and control of wafer fabrication capability is essential to the success of an analog and mixed-signal vendor. IMP's strategy of internal on-shore wafer manufacturing, coupled with selective use of off-shore wafer foundries provides it with the optimum mix of security of supply and control of process technology while minimizing capital investment in plant and equipment

ALLIANCES

         The Company seeks to enter into long-term technology sharing agreements with selected companies to create a strong link between their development programs and IMP's design and process technologies. These agreements are especially important to the Company's development of successful products, since they provide valuable information about customer needs. The Company's integrated chip set for magneto-resistive tape drives has been developed and marketed through a long-term technology sharing agreement with 3M, makers of the tape cartridges used in such drives.

         In fiscal 1992, the Company announced it had licensed its programmable filter technology to Asahi Chemical Industry Co., Ltd. ("Asahi") for the development, manufacture and sale of products in Japan. The agreement gives Asahi rights to manufacture and sell IMP filter products in Japan, and gives Asahi other rights to IMP's filter technology. The two companies are in discussions regarding the joint development of advanced integrated circuits for the mass storage industry.

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

MARKETING, SALES AND CUSTOMERS

         IMP's marketing strategy is to identify the key growth areas for high-integration analog ICs, attract business from market leaders and emphasize quality, service and performance. The Company typically engages in extensive discussions with its customer's management and engineering personnel to understand the customer's needs. Close relationships evolved during the design and prototype stages of IC development. These relationships enable the Company and its customers to work together more effectively and efficiently on future programs, thereby lowering the Company's selling costs and shortening sales lead time.

         The Company sales force consists of four (4) Sales Managers and one (1) Vice President of Sales who reports to the President and Chief Executive Officer. The sales staff manages several manufacturer's representatives in the United States and internationally. In some cases these representatives promote products that are competitive with those of the Company. The Company works closely with the manufacturer's representatives to target their sales forces on prospective customers identified by IMP. Potential new customers are reviewed by IMP for the opportunities they present and for consistency with IMP's marketing strategies.

         In fiscal 1995, the Company entered into distribution agreements with three firms to distribute the Company's newly announced EPAC products. Wyle Laboratories will cover the United States, Tekelec the European market and Macnica in Japan. In fiscal 1996, the Company entered into an agreement with Digikey, under which EPAC development systems would be sold through their catalog sales operation.

         Export sales, principally in Europe and the Pacific Basin, accounted for 5.8%, 21% and 18.2% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively. The Company's export sales are billed in United States dollars and therefore are not subject to currency exchange fluctuations. Although export sales are subject to certain governmental restrictions, including the Export Administration Act of 1979, the Export Administration Amendments Act of 1985 and regulations promulgated thereunder, the Company has not experienced any material difficulties to date because of these restrictions.

         During fiscal 1996, IMP's largest customer was Rockwell International Corporation accounting for approximately 33% of total sales. Iomega accounted for approximately was 13% of total sales, and QLogic accounted for approximately 10%. The arrangements with Iomega and QLogic generally provide that they may be terminated at will by either party and do not require any commitment to purchase a specific number of products, although cancellation or rescheduling charges may be imposed in certain circumstances. Other than the companies identified above, no customer accounted for more than 10% of total sales during fiscal 1996. Continuing a recent trend, the Company's product mix of component sales in fiscal 1996 was comprised of approximately 73% for sales of foundry services and approximately 27% for sales of ASSPs. The unanticipated loss of any of its major customers or the unanticipated cancellation or rescheduling of orders by them could have a material adverse impact on the Company's business, particularly if the Company's efforts with other customers do not result in the volume manufacturing orders anticipated by the Company. In addition, if the ASSP products that were introduced in recent years are not successful, the Company could be adversely affected.

         The Company had a backlog of approximately $42 million as of March 31, 1996 compared to approximately $8 million at March 26, 1995. Backlog represents only those orders released for shipment within six months. The Company's standard customer contracts generally impose charges for cancellation of released orders, and because its products and services cannot generally be resold to other customers, the Company's practice is to attempt to collect such charges in the event of such cancellations. However, because of changes in delivery schedules or cancellations by customers, the Company's backlog as of any particular date may not be representative of sales for any succeeding period. The Company typically warrants its products against defects in materials and workmanship for a period of one year.

         The Company recognized revenues of approximately $800,000 in fiscal 1994 from technology licensing activity, and none in fiscal 1995 or fiscal 1996. The Company cannot predict the level and timing of future technology licensing activity.

RESEARCH AND DEVELOPMENT

         IMP's strategy to design and manufacture ICs requires a significant commitment to research and development. The Company's research and development efforts consist of direct research and development expenditures, product development work funded by customers and strategic alliances with technology partners, which provide the Company with access to additional technologies and design expertise. The Company's total research and development expenses were approximately $9.9 million, $8.6 million and $8.6 million in fiscal 1996, 1995 and 1994, respectively.

         The Company's research and development programs are currently focused on development of new products, enhancing its CMOS process and developing EECMOS, 3-volt, BiCMOS and 0.8 micron manufacturing processes. The greatest amount of resources are concentrated in the area of product development, especially with respect to ASSPs.

         The Company has in the past and expects in the future to enter into cross-licensing agreements under which it would acquire certain rights pertaining to the technologies of its partners in exchange for the transfer of similar rights to its partners or for other consideration. See "Marketing, Sales and Customers" and "Patents and Licenses."

COMPETITION

         The Company currently competes in the markets for silicon foundry, programmable device conversion services and application specific standard integrated circuit products (ASSPs) based on high integration analog technology. The silicon foundry market is intensely competitive and IMP expects competition will increase. Currently, the Company's principal competitors in this market include Orbit Semiconductor, Symbios Logic (formerly NCR Microelectronics), VLSI Technology, Inc., the Semiconductor Division of Gould/AMI and, to a lesser extent, LSI Logic Corporation, and Texas Instruments.

         The principal competitive factors in the silicon foundry market include service, price, design consultancy and manufacturing capability, quality, and manufacturing cycle time. IMP believes its competitive strengths arise from its experience in cell-based design methodology, CMOS process technologies and mixed analog/digital capability. The Company also believes it competes effectively because of its service-oriented approach and close customer relationships, which result in flexibility and responsiveness to customer requirements. There can be no assurance that the Company will be able to compete successfully in the future.

         The market for programmable device conversion, is also intensely competitive and the Company expects competition will increase here as well. IMP's principal competitors in the United States are similar to those in the customer-specific IC market. The Company's competitors also include several Japanese semiconductor manufacturers. The principal competitive factors in this market are price, manufacturing cycle time and service.

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

PATENTS AND LICENSES

         The Company has 13 United States patents, one of which is jointly owned, and has filed 16 United States patent applications to certain of its inventions. The issued patents expire at various time from 2009 to 2013. Although patents, patent protection and patent applications may have value, the Company believes that other factors such as managerial and technological experience and creative abilities of its personnel are of more significance in the rapidly changing semiconductor industry.

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

EMPLOYEES

         As of March 31, 1996, the Company employed approximately 434 persons, including approximately 293 in manufacturing, 46 in manufacturing support, 36 in design engineering, 14 in research and development, 17 in sales and marketing and 28 in administrative, financial and management positions.

         The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by collective bargaining agreements, nor has the Company ever experienced any work stoppage through employee initiated actions. The Company believes its employee relations are good.

ITEM 2. PROPERTIES.

         The Company's primary manufacturing activities and process technology research and development activities are located in a 59,000 square foot building in San Jose, California leased under an agreement expiring in fiscal 2000. The Company's general administrative activities and design services are located in a nearby 22,000 square foot building leased under an agreement expiring in fiscal 2000. The Company's design research and development activities are performed in a 8,800 square foot office located in Pleasanton, California. The Company believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

IMP v. Power Max

         On or about July 14, 1995, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV751019) against a former customer, Power Max Enterprises, Inc. The Company later amended the complaint to add the shareholders, directors and officers of Power Max (and a related Company) personally liable for the debts of Power Max. Power Max filed a cross-complaint against the Company, alleging that the Company interfered with a contractual relationship between Power Max and Ma Laboratories, Inc. The Company has in turn filed a cross-complaint for indemnity against Ma Labs. The Company believes that Power Max's cross-complaint is without merit and intends to defend it vigorously.

IMP v. ID Technologies

         On or about January 5, 1996, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV755019) against a former customer, ID Technologies. ID Technologies filed an answer generally denying the allegations and filed a cross-complaint against the Company for allegedly breaching a contract. The Company believes that ID Technologies' cross-complaint is without merit and intends to defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 26, 1995.

EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company and their respective ages and positions are as follows:

Name                        Age       Position
Barry M. Carrington          53       Chairman of the Board
David A. Laws                54       President and Chief Executive Officer
Charles S. Isherwood         63       Senior Vice President -
                                        Corporate Services, Chief
                                        Financial Officer and Secretary
Robert J. Crossley           57       Vice President - Administration

         Mr. Carrington joined the Company in May 1982 as Vice President, Operations. In October 1982, he was named President and Chief Operating Officer. He has been a director since October 1982. In August 1986, he was appointed Chief Executive Officer. In May 1996, Mr. Carrington resigned as President and Chief Executive Officer and was appointed as Chairman of the Board. Prior to joining IMP, Mr. Carrington was employed by the Semiconductor Division of Gould/AMI for 10 years, where the last position he held was Senior Vice President and Manufacturing Group Manager.

        Mr. Laws joined the Company in February 1995 as its Senior Vice President, Marketing and Business Development. In May 1996, he was appointed President and Chief Executive Officer and as a director of the Company. Mr. Laws was President and Chief Executive Officer of QuickLogic Corporation, a company engaged in the development of field programmable gate arrays, from September 1990 to January 1994. From January 1986 to September 1990, Mr. Laws was Vice President of Marketing for Altera Corporation, a supplier of programmable logic devices. Prior to Altera, he served in various positions at Advanced Micro Devices from May 1975 to January 1986, including as Managing Director of the PLD business unit and Vice President of Business Development.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Incorporated by reference from page 19 of the Annual Report to Stockholders for the fiscal year ended March 31, 1996 filed as Exhibit 13.1 to this Annual Report on Form 10-K, except that the information regarding the the appoximate number of holders of the Company's Common Stock should read 613 shareholders of record as of March 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

                  Incorporated by reference from page 18 of the Annual Report to Stockholders for the fiscal year ended March 31, 1996 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Incorporated by reference from pages 16 to 18 of the Annual Report to Stockholders for the fiscal year ended March 31, 1996 filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Consolidated financial statements of the Company at March 31, 1996 and for each of the three years in the period ended March 31, 1996 and the independent auditor's report thereon and the Company's unaudited quarterly financial data for the two-year period ended March 31, 1996 are incorporated by reference from pages 5 to 14 of the Annual Report to Stockholders for the fiscal year ended March 31, 1996 filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

                  (1)      Identification of Directors:

                  The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1
- --Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 21, 1996, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

                  (2)      Identification of Executive Officers:

                  See Part I, "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

                  Incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 21, 1996, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Incorporated by reference from the sections entitled "Share Ownership" in the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 21, 1996, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 21, 1996, a copy of which will be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a) 1. Index to Financial Statements. The following financial statements and supplemental data are included in Item 8 of this Annual Report on Form 10-K by incorporation by reference from the Annual Report to Stockholders for the fiscal year ended March 31, 1996 filed as Exhibit 13.1 hereto:

                                                                         Page(s) in
                                                                      Annual Report
                                                                    to Stockholders
                                                                    ---------------
Statements of Operations
for each of the three years in the
period ended March 31, 1996                                                       6

Balance Sheets at
March 31, 1996 and March 26, 1995                                                 5

Statement of Stockholders'
Equity for each of the three years for
the period ended March 31, 1996                                                   7

Statements of Cash Flows for
each of the three years for the period
ended March 31, 1996                                                              8

Notes to Consolidated Financial Statements                                     9-14

Report of Price Waterhouse, Independent Accountants                              15

                  2. Index to Financial Statement Schedules. The following financial statement schedules for each of the three years in the period ended March 31, 1996, are filed as part of this Annual Report on Form 10-K:

                                                                       Page(s) in
                                                                    Annual Report on
      Description                                                       Form 10-K
      -----------                                                   ----------------
      Report of Independent Accountants                                    II-1

VIII. Valuation and Qualified Accounts                                     II-2

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      3.       (a) Exhibits - see Exhibit List below.

                           (b) Form 8-K. The Company filed no reports on Form
8-K during the fourth quarter of the fiscal year 1996.

      EXHIBIT LIST

Exhibit
Number            Description
- ------            -----------

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

Exhibit
Number            Description
- ------            -----------

10.50(7)*         License Agreement dated as of September 12, 1991, between the
                  Company and Asahi Chemical Industry Co., Ltd.

10.51(7)*         Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.

10.52 Business Loan Agreement dated as of August 19, 1991 by and between the Company and Silicon Valley Bank, including Promissory Notes, dated August 19, 1991, Commercial Pledge Agreement, dated August 19, 1991, Commercial Security Agreement, dated August 19, 1991, Agreement to Provide Insurance, dated August 19, 1991, Non-Interference Agreement, dated December 20, 1991, Change in Terms Agreement, dated March 16, 1992, Change in Terms Agreement, dated July 15, 1992, Change in Terms Agreement dated August 15, 1992, Modification to Loan Agreement dated February 19, 1993, Change in Terms Agreement dated February 19, 1993 and Disbursement Request and Authorization dated February 19, 1993. Loan Modification Agreement dated September 19, 1994.

10.53(7)*         Heads of Agreement dated as of March 27, 1992, between the
                  Company and South African Micro-Electronic Systems Pty Limited

10.54(9) First Amendment dated March 11, 1994 to Real Property Lease Agreement dated August 26, 1981 between the Company and Orchard Investments Company No. 701.

10.55(9) First Amendment dated December 21, 1987, Second Amendment dated March 15, 1989, Third Amendment dated November 25,1991, Fourth Amendment dated December 13, 1993 and Fifth Amendment dated March 11, 1994 to the Real Estate Lease Agreement dated July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.56(10)         Loan Modification Agreement dated September 19, 1995 by and between the Company and Silicon Valley Bank.

10.57(10)         Letter Agreement dated February 13, 1995 between the Company and David Laws.

10.58(10)         Real Property Sublease Agreement dated November 9, 1992 by and between the Company and AT&T Resource Management Corporation, and Master Lease dated September 23, 1986 by and between AT&T
                  Resource Management Corporation and American Telephone and
                  Telegraph Company.

13.1              Annual Report to Stockholders.

23.1              Consent of Price Waterhouse, Independent Accountants

28.1 1996 Employee Stock Purchase Plan and forms of agreements thereto.

28.2              Stock Option Plan and forms of agreements thereto.

* "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

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

(9) Portions incorporated by reference from an identically numbered exhibit filed with the Company's Amendment to the Annual Report on Form 10-K for the year ended March 27, 1994 filed with the Securities and Exchange Commission on July 6, 1994.

(10) Portions incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 26, 1995 filed with the Securities and Exchange Commission on June 26, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 26th day of June, 1996.

                                  IMP, INC.


                                  By: /s/ Charles S. Isherwood
                                      ------------------------------------------
                                      Charles S. Isherwood
                                      Senior Vice President--Corporate Services,
                                      Chief Financial Officer
                                      and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                       Date
         ---------                    -----                       ----

/s/ David A. Laws               President, Chief             June 26, 1996
- ---------------------------     Executive Officer
David A. Laws                   and Director

                                Chairman of the Board        June   , 1996
- ---------------------------
Barry M. Carrington

/s/ Charles S. Isherwood         Senior Vice                       June 26, 1996
- ----------------------------     President--Corporate
Charles S. Isherwood             Services, Chief Financial
                                 Officer and Secretary

/s/ George Rassam                Controller                        June 26, 1996
- ----------------------------     (Principal Accounting
George Rassam                    Officer)


/s/Zvi Grinfas                   Director                          June 26, 1996
- ----------------------------
Zvi Grinfas

/s/ Peter D. Olson               Director                          June 27, 1996
- ----------------------------
Peter D. Olson

/s/ Bernard V. Vonderschmitt     Director                          June 27, 1996
- ----------------------------
Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of IMP, Inc.

Our audits of the financial statements referred to in our report dated April 30, 1996 appearing on Page 15 of the 1996 Annual Report to the Stockholders of IMP, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/Price Waterhouse
- -------------------
Price Waterhouse LLP
San Jose, California
June 27, 1996

                                  SCHEDULE VIII

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                   Balance                                 Balance
                                   at the       Charged to                 at the
                                   Beginning    Costs and    Deduction     End of
                                   of Period    Expenses*    Write-Offs    Period
                                   ---------    ---------    ----------    ------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 27, 1994             $715        $ 159         $  0        $556
Year ended March 26, 1995             $556        $(239)        $  0        $795
Year ended March 31, 1996             $795        $--           $140        $655

*Includes amounts charged directly to revenues.