Form 10-Q
period 1996-06-30
IMP INC
filed 1996-08-13
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number     0-15858
          IMP, Inc.

          (Exact name of registrant as specified in its charter)

              Delaware                         94-2722142
          (State or other jurisdiction      (IRS Employer
           of incorporation or                Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
          (Address of principal                      (Zip Code)
           executive offices)

          Registrant's telephone number, including area code (408) 432-9100

          ______________________________________________
          (Former name, former address and former fiscal year if changed since last report)

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

                                                     Outstanding at
Common Stock, $0.0001 par value                      June 30, 1996
                                                     -------------
                                                     28,058,700

                                    IMP, Inc.
                                    FORM 10-Q
                                  FIRST QUARTER

                                      INDEX

  Part I:  Financial Information (unaudited)

                                                                            Page

         Condensed Balance Sheet at                                          4
           June 30, 1996 and March 31, 1996

         Condensed Statement of                                              5
           Operations for the three months ended
           June 30, 1996 and June 25, 1995

         Condensed Statement of Cash                                         6
           Flows for the three months ended
           June 30, 1996 and June 25,

         Notes to condensed financial                                        8
           statements

         Management's discussion and analysis of                             10
           financial condition and results of
           operations

Part II:  Other Information

         Item 6, Exhibits and Reports on Form 8-K                            12

         Signatures                                                          13

                                    IMP, Inc.

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

                                     ASSETS

                                                                June 30,       March 31,
                                                                  1996           1996
                                                                  ----           ----
Current assets:
  Cash and cash equivalents, including
    restricted cash of $0 and $2,000
    at March 26, 1995                                           $  7,648       $  9,038
  Accounts receivable - net                                       16,556         13,658
  Inventories                                                     12,060         10,302
  Deposits and other current assets                                1,452            491
                                                                --------       --------
      Total current assets                                        37,716         33,489
                                                                --------       --------
Leasehold improvements and equipment                              84,258         81,665
  Accumulated depreciation                                       (66,296)       (64,496)
                                                                --------       --------
  Net leasehold improvements and equipment                        17,962         17,169
                                                                --------       --------
Other long term assets                                                75             75
                                                                --------       --------
                                                                $ 55,753       $ 50,733
                                                                ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                                  $    311       $  1,311
  Trade accounts payable                                           8,372          6,175
  Accrued payroll and related expenses                             1,676          2,140
  Other accrued liabilities                                        1,068          2,021
  Current portion of capital
    lease obligations and long term debt                           4,625          4,662
                                                                --------       --------
      Total current liabilities                                   16,052         16,309
                                                                --------       --------
Long-term capital lease
  obligations and long term debt                                  10,679          8,979
                                                                --------       --------
Stockholders' equity:
  Common stock                                                        29             29
  Additional paid-in capital                                      70,154         69,052
  Accumulated deficit                                            (37,264)       (39,739)
  Treasury stock at cost                                          (3,897)        (3,897)
                                                                --------       --------
      Total stockholders' equity                                  29,022         25,445
                                                                --------       --------
                                                                $ 55,753       $ 50,733
                                                                ========       ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                             Three Months Ended
                                             ------------------

                                           June 30,       June 25,
                                             1996           1995
                                             ----           ----

Net revenues                               $ 23,525       $ 16,510
Cost of revenues                             15,563         11,444
                                           --------       --------
      Gross profit                            7,962          5,066
Operating expenses:
  Research and development                    2,840          2,264
  Selling, general and administrative         2,242          1,821
                                           --------       --------

Operating income                              2,880            981
                                           --------       --------
Interest:
  Expense                                      (397)          (399)
  Income                                         62             23
                                           --------       --------
      Net interest                             (335)          (376)
                                           --------       --------
Income before provision of
  income taxes                                2,545            605
Provision for income taxes                       70             12
                                           --------       --------
Net income                                 $  2,475       $    593
                                           ========       ========

Net income per share                       $    .09       $    .02
                                           ========       ========

Shares used in computing
  net income per share                       28,804         27,342
                                           ========       ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                  Three Months Ended
                                                  ------------------

                                                 June 30,     June 25,
                                                  1996          1995
                                                  ----          ----
Cash flows from operating activities:
  Net income                                     $ 2,475       $   593
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization                    1,800         1,387
  Increase (decrease) from changes in:
  Accounts receivable                             (2,898)        1,096
  Inventories                                     (1,758)          391
  Deposits and other current assets                 (961)          269
  Trade accounts payable                           2,197          (383)
  Accrued payroll and related expenses              (464)          415
  Other current liabilities                         (953)           20
                                                 -------       -------
  Total adjustments                               (3,037)        3,195
                                                 -------       -------
  Net cash used by operating activities             (562)       (3,788)

Cash flows from investing activities:
  Capital expenditures                            (1,500)         (150)
                                                 -------       -------
  Net cash used for investing activities          (1,500)         (150)
                                                 -------       -------

Cash flows from financing activities:
  Payments of principal under capital lease
  obligation (proceeds from lease
  extension) net                                     570          (827)
  Payments under line of credit                   (1,000)       (3,000)
  Proceeds from issuance of common stock           1,102           394
  Net cash used for financing activities             672        (3,433)
                                                 -------       -------

Net increase (decrease) in cash and cash
 equivalents                                      (1,390)          205
Cash and cash equivalents at beginning of
  the period                                       9,038         8,484
                                                 -------       -------
Cash and cash equivalents at end of the
  period                                           7,648         8,689
                                                 =======       =======
Supplemental cash flow disclosures:
  Interest                                       $   335       $   376
  Income taxes                                       100          --


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

1.       Basis of presentation

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended March 31, 1996 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end for convenience. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year.

2.       Inventories

         Inventories consist of:

                               June 30, 1996    March 31, 1996
                               -------------    --------------

         Raw Materials            $ 1,247          $   987
         Work-in-process            9,505            8,425
         Finished goods             1,308              890
                                  -------          -------
                                  $12,060          $10,302
                                  =======          =======


3.       Lines of Credit

         At June 30, 1996, the Company had no borrowings outstanding under its revolving bank line of credit, which is secured by Accounts Receivable. The Company had $5,000,000 available to borrow under the line.

         During the first fiscal quarter of 1997, the Company increased its line of credit with an asset based lender to $5,000,000 million. At June 30, 1996, the Company had borrowed the entire $5,000,000 million which is payable over four years.

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

Net revenues for the first quarter of fiscal 1997 increased by 42% compared to the same period of the prior year. This increase is primarily attributable to increased sales of mass storage standard products. However, the general softness in the market is now starting to have an impact on the Company's future business, as a number of customers are currently requesting that the Company delay shipment of orders originally scheduled for delivery in the second quarter of fiscal 1997. Therefore, the Company does not expect to report continued sequential growth in the second quarter and revenues and net income will probably be either flat or decrease from the June quarter. Continued weakness in the market could also negatively impact the Company's third quarter results.

Cost of revenues in the first quarter of fiscal 1997 was 66.2% of revenues, compared to 69.3% for the same quarter in the prior year. The improvement was due to higher margin products constituting a higher percentage of product mix. If the uncertainties discussed above result in a reduction in wafer fabrication activities, margins could be adversely affected.

Research and development expenses of $2,840,000 for the first quarter of fiscal 1997 year were an increase over the $2,264,000 of the corresponding quarter of the prior year. The increase was due to higher product development expense. Although increases in research and development expenses are planned, any adverse impact on revenues or gross margins may also affect such increases.

Selling, general and administrative expenses were $2,242,000 up from $1,821,000 in the same quarter of the prior year. The increase was due to higher commissions and payroll costs.

Net interest expense was $335,000 for the first quarter of fiscal 1997 compared to $376,000 of net interest expense in the same period of the prior year. The difference was due to decreased interest on capitalized equipment leases and interest on a $3 million term loan completed in fiscal 1995.

Net income of $2,475,000 for the first fiscal quarter of 1997 represents an increase from a net income of $593,000 for the corresponding quarter of the prior year.

Liquidity and Capital Resources

Working capital of the Company increased by $4,484,000 to $21,664,000 million during the first quarter of fiscal 1997. As of June 30, 1996, the Company had cash and cash equivalents of approximately $7.6 million. The Company's bank line of credit of $5,000,000 secured by accounts receivable expires on October 15, 1996. The Company does not anticipate any difficulties in obtaining a new line.

Cash flows used by operating activities in the first quarter of fiscal 1997 and fiscal 1996 were $562,000 and $3,788,000, respectively, reflects improvements in net income in the first quarter of 1997. This was partially offset by an increase in accounts receivables and inventory due to increased sales and higher level of production.

Cash flows used for investing activities in the first quarter of fiscal 1997 and 1996 were $1,500,000 and $150,000, respectively, reflecting cash investment in property and equipment. Management expects this to continue for the rest of fiscal 1997.

Cash flow proceeds from financing activities in the first quarter of fiscal 1997 were primarily due to lease extensions and stock option exercises of $1,102,000, partially affected by payment of long term financing.

The Company believes its present cash position, cash and cash equivalents generated from operations and its bank lines will be sufficient to meet the Company's needs through at least fiscal 1997.

Factors Affecting Future Results

The Company's business, financial condition and results of operations have been, and may in the future be, affected by a variety of factors, including markets for its customer's products, foundry utilization, the availability of raw materials, concentration of customers, the development and introduction of new technology and products and the availability of trained design processing engineers, in particular those skilled in analog design. The Company announced in July 1995 that one of its semiconductor products was designed into the Zip drive by Iomega Corporation. The Company anticipates that Iomega will seek a second source for this semiconductor product. Any decline in demand for the Company's products, including the one designed into the Zip drive or a decline in the demand for the Zip drive, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a decline in, or cancellation of, orders for the Company's products by Iomega or other customers, which could adversely affect the Company's business and results of operations. In addition, the semiconductor market situation may result in less than optimum utilization of the Company's foundry. Although the Company believes it currently has adequate access to necessary raw materials, it does not have any long-term commitments for the supply of raw wafers and polysubstrates.

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

                                    IMP, Inc.

PART II     OTHER INFORMATION

Exhibit 27 Financial Data Schedule

On April 29, 1996, the Company filed a Current Report on Form 8-K dated April 26, 1996 for Item 5, Other Events.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IMP, Inc.
                                   Registrant


                           /s/ Charles S. Isherwood
- -------------              ---------------------------------
8/2/96                     Charles S. Isherwood
                           Senior Vice President and
                           Chief Financial Officer


                           /s/ George Rassam
- -------------              ---------------------------------
8/2/96                     George Rassam
                           Controller (Chief Accounting Officer)