Form 10-Q
period 1996-09-29
IMP INC
filed 1996-11-15
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996 or

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

          _____________________________________
          (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
Common Stock, $0.001 par value          September 29, 1996
                                        28,096,147

                                   IMP, Inc.
                                   FORM 10-Q
                                 SECOND QUARTER

                                     INDEX

  Part I:  Financial Information (unaudited)
                                                                                                            Page

         Condensed Balance Sheet at                                                                         4
           Sept 29, 1996 and March 31, 1996

         Condensed Statement of                                                                             5
           Operations for the three months ended
           Sept 29, 1996 and Sept 24, 1995

         Condensed Statement of                                                                             6
           Operations for the six months ended
           Sept 29, 1996 and Sept 24, 1995

         Condensed Statement of Cash                                                                        7
           Flows for the six months ended
           Sept 29, 1996 and Sept 24, 1995

         Notes to condensed financial                                                                       9
           statements

         Management's discussion and analysis of                                                            11
           financial condition and results of
           operations


Part II:  Other Information

         Item 6, Exhibits and Reports on Form 8-K                                                           15

         Signatures                                                                                         17

                                   IMP, Inc.
                            CONDENSED BALANCE SHEET
                                 (In thousands)
                                  (unaudited)



                                                                ASSETS                Sept. 29,             March 31,
                                                                ------                  1996                  1996
                                                                                        ----                  ----
                     Current assets:
                       Cash and cash equivalents                                      $8,934                $ 9,038
                       Accounts receivable - net                                      13,042                 13,658
                       Inventories                                                     7,882                 10,302
                       Deposits and other current assets                               1,317                    491
                                                                                       -----                    ---
                           Total current assets                                       31,175                 33,489
                                                                                      ------                 ------
                     Leasehold improvements and equipment                             84,708                 81,665
                       Accumulated depreciation                                      (68,090)               (64,496)
                                                                                    --------               --------
                       Net leasehold improvements and equipment                       16,618                 17,169
                                                                                      ------                 ------
                     Other long term assets                                               75                     75
                                                                                          --                     --
                                                                                     $47,868                $50,733
                                                                                     =======                =======

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      ------------------------------------

                     Current liabilities:
                       Note payable                                                  $    --               $  1,311
                       Trade accounts payable                                          9,259                  6,175
                       Accrued payroll and related expenses                            1,789                  2,140
                       Other accrued liabilities                                         939                  2,021
                       Current portion of capital
                         lease obligations and long term debt                          4,989                  4,662
                                                                                       -----                  -----
                           Total current liabilities                                  16,976                 16,309
                                                                                      ------                 ------
                     Long-term capital lease
                       obligations and long term debt                                 11,804                  8,979
                                                                                      ------                  -----
                     Stockholders' equity:
                       Common stock                                                       29                     29
                       Additional paid-in capital                                     70,218                 69,052
                       Accumulated deficit                                           (47,262)               (39,739)
                       Treasury stock at cost                                         (3,897)                (3,897)
                                                                                     -------                -------
                           Total stockholders' equity                                 19,088                 25,445
                                                                                      ------                 ------
                                                                                     $47,868                $50,733
                                                                                     =======                =======

See notes to unaudited condensed financial statements

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------

                                                                              Sept. 29,                  Sept 24,
                                                                                1996                        1995
                                                                                ----                        ----
                     Net revenues                                            $18,211                      $18,514
                     Cost of revenues                                         18,552                       12,846
                                                                              ------                       ------
                           Gross profit (loss)                                  (341)                       5,668
                     Operating expenses:
                       Research and development                                2,894                        2,164
                       Selling, general and administrative                     4,554                        2,060
                       Restructuring charges                                   1,862                           --
                                                                               -----                           --

                     Operating income (loss)                                  (9,651)                       1,444
                                                                              -------                       -----
                     Interest:
                       Expense                                                  (416)                        (388)
                       Income                                                     69                           41
                                                                                  --                           --
                           Net interest                                         (347)                        (347)
                                                                                -----                        -----
                     Income (loss) before provision for
                       income taxes                                           (9,998)                       1,097
                     Provision for income taxes                                   --                           27
                                                                                  --                           --
                     Net income (loss)                                       $(9,998)                      $1,070
                                                                             ========                      ======

                     Net income (loss) per share                           $    (.35)                   $     .04
                                                                           ==========                   =========

                     Shares used in computing
                       net income (loss) per share                            28,434                       28,005
                                                                              ======                       ======


See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF OPERATIONS
                   ( In thousands, except per share amounts)
                                  (unaudited)

                                                                                    Six Months Ended
                                                                                   ---- -------------

                                                                            Sept 29,                Sept 24,
                                                                              1996                    1995
                                                                              ----                    ----
                     Net revenues                                           $41,736                  $35,024
                     Cost of revenues                                        34,115                   24,290
                                                                             ------                   ------
                           Gross profit                                       7,621                   10,734
                     Operating expenses:
                       Research and development                               5,734                    4,428
                       Selling, general and administrative                    6,796                    3,880
                       Restructuring charges                                  1,862                       --
                                                                              -----                       --

                     Operating income (loss)                                 (6,771)                   2,426
                     Interest:
                       Expense                                                 (814)                    (788)
                       Income                                                   132                       64
                                                                                ---                       --
                           Net interest                                        (682)                    (724)
                     Income (loss) before provision
                       for income taxes                                      (7,453)                   1,702
                     Provision for income taxes                                  70                       39
                                                                                 --                       --
                     Net income (loss)                                      $(7,523)                  $1,663
                                                                            ========                  ======

                     Net income (loss) per share                            $  (.26)                  $  .06
                                                                         ===========                ========

                     Shares used in computing
                       net income per share                                  28,619                   27,674
                                                                             ======                   ======


See notes to unaudited consolidated condensed financial statements.

                                   IMP, Inc.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                             ----------------

                                                                                     Sept 29,               Sept 24,
                                                                                       1996                   1995
                                                                                       ----                   ----
                     Cash flows from operating activities:
                       Net income                                                    $(7,523)                $1,663
                       Adjustments to reconcile net income
                         to net cash provided by
                         operating activities:
                         Depreciation and amortization                                 3,594                  2,806
                              Increase (decrease) from changes in:
                              Accounts receivable                                        616                    413
                              Inventories                                              2,420                    624
                              Deposits and other current assets                         (826)                  (367)
                              Trade accounts payable                                   3,084                   (906)
                              Accrued payroll and related expenses                      (351)                   210
                              Other current liabilities                               (1,082)                   505
                                                                                     -------                    ---
                       Total adjustments                                               7,455                  3,285
                                                                                       -----                  -----
                       Net cash (used for) provided by
                         operating activities                                            (68)                 4,948

                     Cash flows used for capital
                         expenditures                                                   (200)                  (950)
                                                                                        -----                  -----
                       Net cash used for investing activities                           (200)                  (950)

                     Cash flows from financing activities:
                       Proceeds from lease extension (payments
                       of principal under capital lease obligation)
                          net                                                            309                 (1,513)
                       Payments under line of credit                                  (1,311)                (3,500)
                       Proceeds from issuance of common stock                          1,166                    811
                                                                                       -----                    ---
                       Net cash (used for) provided by
                          financing activities                                           164                 (4,202)

                     Net increase (decrease) in cash and cash
                      equivalents                                              (104)                  (204)
                     Cash and cash equivalents at beginning of
                       the period                                              9,038                  8,484
                                                                               -----                  -----
                     Cash and cash equivalents at end of the
                       period                                                  8,934                  8,280
                                                                               =====                  =====
                     Supplemental cash flow disclosures:
                       Interest                                              $   682               $    724
                     Supplemental non cash disclosure:
                       Equipment under capital lease                         $ 2,843                     --

See notes to unaudited condensed financial statements.

                                   IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                  (unaudited)

1.       Basis of presentation

         The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended March 31, 1996 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31.

2.       Inventories

         Inventories consist of:

                                                                        Sept 29, 1996             March 31, 1996
                                                                        -------------             --------------
          Raw Materials                                                   $  1,719                     $   987
          Work-in-process                                                    5,527                       8,425
          Finished goods                                                       636                         890
                                                                               ---                         ---
                                                                          $  7,882                     $10,302
                                                                          ========                     =======

3.       Lines of Credit

         At Sept 29, 1996, the Company had no borrowings outstanding under its revolving bank line of credit, which is secured by Accounts Receivable. The Company had $5,000,000 available to borrow under the line. The line of credit expired on October 1, 1996 and has been renewed for another year.

         During the first fiscal quarter of 1997, the Company increased its equipment line of credit with an asset based lender to $5,000,000 million. At June 30, 1996, the Company had borrowed the entire $5,000,000 million which is payable over four years.

4.       Earnings per share

         Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding using the treasury stock method. Loss per share is computed on the basis of weighted average common shares as common equivalent shares are anti-dilutive.

5.       Restructuring and Other Charges

         During the quarter, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing the recently acquired new product design center.

         The Company incurred a $1,862,000 restructuring charge during the quarter. The charge comprises: employee termination costs associated with reductions in the workforce of $998,000, a design center equipment write-off of $587,000 and gate array capital equipment and wafer cancellation costs of $277,000. The Company's operating results were also affected by production problems which resulted in $1,800,000 of non-yielding product.

         The Company also recorded charges associated with inventory and doubtful accounts. A charge of $2,689,000 has been recorded against inventory. The charge primarily includes $1,400,000 for gate array inventories and $790,000 for specific inventories associated with customer order cancellations and a decline in customer demand. A charge of $2,500,000 has been recorded for doubtful accounts. The charge includes a disputed amount of $1,200,000 due from one large customer and in part due to the yield problems discussed above, and specific and general allowances for aged gate array and other receivables.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Net revenues for the second quarter of fiscal 1997 were $18.2 million compared to $18.5 million of the same period of the prior year. Mass storage standard products accounted for 45.7% of revenues in the second quarter of fiscal 1997 compared to 12% in the same quarter of the prior year. However, results for the second quarter reflect the continuing slowdown in the Company's business, as a number of customers delayed or canceled orders originally scheduled for delivery in the second quarter of fiscal 1997. The Company anticipates that this weakness in the market will also negatively impact the Company's results through at least fiscal 1997.

Cost of revenues in the second quarter of fiscal 1997 was 102% of revenues, compared to 69% for the same quarter in the prior year. Cost of revenues in the second quarter of fiscal 1997 were adversely impacted by an increase in inventory reserves of $2,689,000 associated with the decision to exit the gate array business and customer order cancellations. In addition, rescheduling of delivery dates and cancellations of orders by customers resulted in a lower actual level of production than was anticipated. If the weakness in the market set forth above results in a further reduction in wafer fabrication activities, margins could continue to be adversely affected.

Research and development expenses were $2,894,000 in the second quarter of fiscal 1997 compared to $2,164,000 in the corresponding quarter of the prior year. This increase was due to higher product development expenses. Due to the weakness in the market, the Company is currently evaluating its planned expense levels for research and development.

Selling, general and administrative expenses were $4,554,000 in the second quarter of fiscal 1997 up from $2,060,000 in the same quarter of the prior year. The increase was primarily due to an increase in reserves of approximately $2,000,000, with a significant portion associated with yield problems on products shipped to a certain customer, the decision to exit the gate array business and a general allowance for aged receivables.

Net interest expense was $347,000 for the second quarter of fiscal 1997, and fiscal 1996.

The Company recognized a one time charge of $1,862,000 in the second quarter of fiscal 1997 to reflect expenses associated with staff reductions, and contract terminations. See note 5 to Condensed Financial Statements.

Net loss of $9,998,000 for the second quarter of fiscal 1997 compared to net income of $1,070,000 for the same period of the prior year. Loss per share of $.35 for the second quarter of fiscal 1997 compared to $.04 profit per share in the same period of the prior year.

Results of Operations - First Six Months of Fiscal 1997
Compared to First Six Months of Fiscal 1996

Net revenues for the six month period ended September 29, 1996 increased by 19% compared to the same period of the prior year. Net revenue increases were primarily attributable to increased sales of storage standard products.

Cost of revenues in the six month period ended September 29, 1996 was 81.7% of revenues compared to 69% in the corresponding period of the prior year. Fiscal 1997 was adversely impacted by an increase in inventory reserves of $2,689,000. See above discussion.

Research and development expenses were $5,734,000 for the six month period ended September 29, 1996 compared to $4,428,000 in the comparable period of fiscal 1996. See above discussion.

Selling, general and administrative expenses were $6,796,000 for the six month period ended September 29, 1996 compared to $3,880,000 of the corresponding period of the prior year. The costs were adversely impacted by an increase in accounts receivable reserves of approximately $2,000,000. See above discussion.

Net interest expense was $682,000 for the six month period ended September 29, 1996 compared to $724,000 in the corresponding period of the prior year.

The Company recognized a one time charge of $1,862,000 in the second quarter of fiscal 1997 to reflect expenses associated with staff reductions and contract terminations. See Note 5, Condensed Financial Statements.

Net loss was $7,523,000 for the six month period ended September 29, 1996, compared to a profit of $1,663,000 for the same period of the prior year. Loss per share of $.26 in the six month period ending September 29, 1996 compared to a net profit of $.06 per share during the same period of the prior year.

Liquidity and Capital Resources

Working capital was $14,199,000 at September 29, 1996, a decrease of $2,981,000 from September 24, 1995, due to the loss in the second quarter of fiscal 1996. At September 29, 1996, the Company had cash and cash equivalents of approximately $8,934,000. While the Company's cash situation is currently stable, business conditions remain uncertain. The Company's accounts receivable line of credit of $5,000,000 has been renewed until October 1997.
At September 29, 1996, no borrowings were outstanding under this line of credit. Although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

Factors Affecting Future Results

The Company's business, financial condition and results of operations have been, and may in the future be, affected by a variety of factors, including markets for its products and those of its customers, foundry utilization, concentration of customers, the availability of raw materials, the development and introduction of new technology and products and the availability of trained design processing engineers, in particular those skilled in analog design. The Company announced in July 1995 that one of its semiconductor products was designed into the Zip drive by Iomega Corporation. As previously disclosed, the Company has anticipated that Iomega will seek a second source for this semiconductor product. Iomega has advised the Company that IMP's products will not be a part of Iomega's long-term product strategy and has offered a proposal to disengage over a period of time. As a consequence, the Company has ceased development of future generations of this semiconductor product. In addition, the Company has recently been informed by a major customer that such customer is canceling its orders for certain of the Company's products. The above-described actions by these major customers, along with other cancellations and delays by the Company's customers, will adversely affect the Company's business and results of operations through at least fiscal 1997. Any further decline in demand for the Company's products, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a further decline in, or cancellation of, orders for the Company's products by its customers, which could adversely affect the Company's business and results of operations.

In addition, the current business climate has, and will continue to result in less than optimum utilization of the Company's foundry, which will adversely affect the Company's business and results of operations.

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

                                        IMP, Inc.




PART II     OTHER INFORMATION

Item 1.      Legal Proceedings.

In September and October 1996, several purported class action lawsuits were filed against the Company and certain of its present and former officers and directors. These lawsuits are as follows: Lee v. IMP, Inc., No. CY 760793, California Superior Court for Santa Clara County (filed September 17, 1996); Richter v. IMP, Inc., No. CV 761560, California Superior Court for Santa Clara County (filed October 22, 1996); Roberts v. IMP, Inc., No. C-96-20826-SW, U.S. District Court for the Northern District of California (filed October 1, 1996); Garrod V. IMP, Inc., No. C-96-20834-JW, U.S. District Court for the Northern District of California (filed October 8, 1996); Azad v. IMP, Inc., No. C-96-20862-EAI, U.S. District Court for the Northern District of California (filed October 17, 1996). In addition, a shareholder derivative action has been filed purporting to assert claims on behalf of the Company against certain of its present and former directors. Walsh v. Carrington, No. 15312 NC, Chancery Court for the State of Delaware for New Castle County (filed November 8, 1996). These lawsuits, all of which include similar factual allegations, allege that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims of misrepresentation under securities laws, California securities laws, and common law. The plaintiffs seek damages in an unspecified amount. These cases are presently in the early stages, and no trial dates or other schedules have been established. The Company believes it has valid defenses to these claims, and intends to defend them vigorously. There is no assurance, however, that the lawsuits will be resolved in a timely or satisfactory manner or that the lawsuits will be resolved without significant costs to the Company. Even if the lawsuits are resolved in a timely or satisfactory manner and without significant costs, it is anticipated that these lawsuits will cause management distraction from the operations of the Company. Therefore, irrespective of the outcome of the litigation, there could be a material adverse effect upon the Company's business, financial condition and results of operations.

Item 5.  Other Information

On October 16, 1996, the Company announced the retirement of Charles S. Isherwood. His duties as Chief Financial Officer will be assumed by George Rassam, currently Controller of the Company.

Item 6.  Exhibits and Other Information

                 None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          IMP, Inc.
                          Registrant


                          /s/ George Rassam
-------------             -----------------------------
11/15/96                  George Rassam
                          Chief Financial Officer

                                Exhibit Index

Exhibit                           Document

 27.1                      Financial Data Schedule