Form 10-Q
period 1996-12-29
IMP INC
filed 1997-02-07
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 1996 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number     0-15858

          IMP, Inc.
          (Exact name of registrant as specified in its charter)

              Delaware                               94-2722142
              --------                               ----------
          (State or other jurisdiction             (IRS Employer
           of incorporation or                    Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
          -------------------------------------        -----
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

                     Yes  X            No
                         ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
Common Stock, $0.001 par value              December 29, 1996
                                            -----------------
                                            28,134,157

                                    IMP, Inc.
                                    FORM 10-Q
                                  THIRD QUARTER

                                      INDEX

  Part I:  Financial Information (unaudited)
                                                                     Page

         Condensed Balance Sheet at                                    4
           Dec 29, 1996 and March 31, 1996

         Condensed Statement of                                        5
           Operations for the three months ended
           Dec 29, 1996 and Dec 31, 1995

         Condensed Statement of                                        6
           Operations for the nine months ended
           Dec 29, 1996 and Dec 31, 1995

         Condensed Statement of Cash                                   7
           Flows for the nine months ended
           Dec 29, 1996 and Dec 31, 1995

         Notes to condensed financial                                  9
           statements

         Management's discussion and analysis of                       11
           financial condition and results of
           operations


Part II:  Other Information

         Item 1, Legal Proceedings                                     14

         Signatures                                                    15

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                     ASSETS

                                                        Dec. 29,       March 31,
                                                         1996            1996
                                                       --------        --------
Current assets:
  Cash and cash equivalents                            $ 13,468        $  9,038
  Accounts receivable - net                               8,324          13,658
  Inventories                                             2,730          10,302
  Deposits and other current assets                         667             491
                                                       --------        --------
      Total current assets                               25,189          33,489
                                                       --------        --------
Leasehold improvements and equipment                     84,722          81,665
  Accumulated depreciation                              (69,873)        (64,496)
                                                       --------        --------
  Net leasehold improvements and equipment               14,849          17,169
                                                       --------        --------
Other long term assets                                       75              75
                                                       --------        --------
                                                       $ 40,113        $ 50,733
                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                         $   --          $  1,311
  Trade accounts payable                                  3,882           6,175
  Accrued payroll and related expenses                    1,546           2,140
  Other accrued liabilities                                 852           2,021
  Current portion of capital
    lease obligations and long term debt                  5,100           4,662
                                                       --------        --------
      Total current liabilities                          11,380          16,309
                                                       --------        --------
Long-term capital lease
  obligations and long term debt                         11,725           8,979
                                                       --------        --------
Stockholders' equity:
  Common stock                                               29              29
  Additional paid-in capital                             70,271          69,052
  Accumulated deficit                                   (49,395)        (39,739)
  Treasury stock at cost                                 (3,897)         (3,897)
                                                       --------        --------
      Total stockholders' equity                         17,008          25,445
                                                       --------        --------
                                                       $ 40,113        $ 50,733
                                                       ========        ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                      -------------------------
                                                       Dec 29,         Dec 31,
                                                        1996             1995
                                                      --------         --------
Net revenues                                          $ 15,127         $ 20,029
Cost of revenues                                        13,071           13,510
                                                      --------         --------
      Gross profit                                       2,056            6,519
Operating expenses:
  Research and development                               2,494            2,521
  Selling, general and administrative                    1,441            2,238
                                                      --------         --------

Operating income (loss)                                 (1,879)           1,760
                                                      --------         --------
Interest:
  Expense                                                 (348)            (128)
  Income                                                    94               65
                                                      --------         --------
      Net interest                                        (254)             (63)
                                                      --------         --------
Income (loss) before provision for
  income taxes                                          (2,133)           1,697
Provision for income taxes                                --                 42
                                                      --------         --------
Net income (loss)                                     $ (2,133)        $  1,655
                                                      ========         ========

Net income (loss) per share                           $   (.08)        $    .06
                                                      ========         ========

Shares used in computing
  net income (loss) per share                           28,134           28,239
                                                      ========         ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           Nine Months Ended
                                                      -------------------------
                                                        Dec 29,         Dec 31,
                                                         1996            1995
                                                      --------         --------
Net revenues                                          $ 56,863         $ 55,053
Cost of revenues                                        47,186           37,800
                                                      --------         --------
      Gross profit                                       9,677           17,253
Operating expenses:
  Research and development                               8,228            6,949
  Selling, general and administrative                    8,237            6,118
  Restructuring charges                                  1,862             --
                                                      --------         --------

Operating income (loss)                                 (8,650)           4,186
                                                      --------         --------
Interest:
  Expense                                               (1,161)            (916)
  Income                                                   225              129
                                                      --------         --------
      Net interest                                        (936)            (787)
                                                      --------         --------
Income (loss) before provision
  for income taxes                                      (9,586)           3,399
Provision for income taxes                                  70               81
                                                      --------         --------
Net income (loss)                                     $ (9,656)        $  3,318
                                                      ========         ========

Net income (loss) per share                           $   (.34)        $    .12
                                                      ========         ========

Shares used in computing
  net income per share                                  28,096           27,862
                                                      ========         ========


See notes to unaudited consolidated condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                        -----------------------
                                                          Dec 29,       Dec 31,
                                                           1996          1995
                                                        --------       --------
Cash flows from operating activities:
  Net income                                            $ (9,656)      $  3,318
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization                          5,377          4,219
         Increase (decrease) from changes in:
         Accounts receivable                               5,334            256
         Inventories                                       7,572           (844)
         Deposits and other current assets                  (176)           113
         Trade accounts payable                           (2,293)            30
         Accrued payroll and related expenses               (594)           113
         Other accrued liabilities                        (1,169)         1,115
                                                        --------       --------
  Total adjustments                                       14,050          5,002
                                                        --------       --------
  Net cash (used for) provided by
    operating activities                                   4,395          8,320

Cash flows used for capital
    expenditures                                            (214)          (300)
                                                        --------       --------
  Net cash used for investing activities                    (214)          (300)

Cash flows from financing activities:
  Payments of principal under capital
  lease obligation, net                                     (235)        (5,480)
  Payments under line of credit, net                        (735)        (4,000)
  Proceeds from issuance of common stock                   1,219          1,179
                                                        --------       --------
  Net cash (used for) provided by
     financing activities                                    249         (8,301)

Net increase (decrease) in cash and cash
 equivalents                                               4,430           (281)
Cash and cash equivalents at beginning of
  the period                                               9,038          8,484
                                                        --------       --------
Cash and cash equivalents at end of the
  period                                                $ 13,468       $  8,203
                                                        ========       ========
Supplemental cash flow disclosures:
  Interest paid                                         $    937       $    787
Supplemental non cash disclosure:
  Equipment under capital lease                         $  2,843           --



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

2.       Inventories

            Inventories consist of:

                                           Dec 29, 1996    March 31, 1996
                                           ------------    --------------
           Raw Materials                      $   671         $   987
           Work-in-process                      1,699           8,425
           Finished goods                         360             890
                                              -------         -------
                                              $ 2,730         $10,302
                                              =======         =======

3.       Lines of Credit

         The Company had $5,000,000 available to borrow under the line. The line of credit expires on October 15, 1997 and is secured by accounts receivable. At Dec 29, 1996, the Company had no borrowings outstanding under its revolving bank line of credit.

         During the first fiscal quarter of 1997, the Company increased its equipment line of credit with an asset based lender to $5,000,000 million. At June 30, 1996, the Company had borrowed the entire $5,000,000 million which is payable over four years. At December 29, 1996, $4,400,000 was outstanding.

4.       Earnings per share

         Net income per share is computed on the basis of the weighted average number of common shares and common equivalent shares outstanding using the treasury stock method. Loss per share is computed on the basis of weighted average common shares as common equivalent shares are anti-dilutive.

5.       Restructuring and Other Charges

         During the second quarter, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing the recently acquired new product design center.

         The Company incurred a $1,862,000 restructuring charge during the second quarter. The charge comprises: employee termination costs associated with reductions in the workforce of $998,000, a design center equipment write-off of $587,000 and gate array capital equipment and wafer cancellation costs of $277,000. The Company's operating results were also affected by production problems which resulted in $1,800,000 of non-yielding product.

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

         During the third quarter, the Company recovered $880,000 from settlements of the disputed accounts receivable.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future results."

Results of Operations - Third Quarter of Fiscal 1997 Compared to Third Quarter of Fiscal 1996

Net revenues for the third quarter of fiscal 1997 were $15.1 million compared to $20.0 million for the same period of the prior year. Results for the third quarter reflect the continued slowdown in the Company's business due in large part to the concentration of the company's customers, the Company anticipates that the decline in demand for the Company's products will negatively impact the Company's results through fiscal 1997 and for the foreseeable future.

Cost of revenues in the third quarter of fiscal 1997 was 86% of revenues, compared to 67% for the same quarter in the prior year. Cost of revenues in the third quarter of fiscal 1997 were adversely impacted by rescheduling of delivery dates and cancellation of orders by major and other customers, which results in a lower actual level of production than anticipated and less than optimum utilization of the Company's foundry. If the downturn in the Company's business results in a further reduction in wafer fabrication activities, margins could continue to be adversely affected.

Research and development expenses were $2,494,000 in the third quarter of fiscal 1997 compared to $2,521,000 in the corresponding quarter of the prior year. Due to the downturn in the Company's business, the Company is currently evaluating its planned expense levels for research and development.

Selling, general and administrative expenses were $1,441,000 in the third quarter of fiscal 1997 down from $2,238,000 in the same quarter of the prior year. The decrease was primarily due to lower commission expenses and reduction in costs associated with the Company's exit from the gate array business in the second quarter of fiscal 1997.

Net interest expense was $254,000 for the third quarter of fiscal 1997, compared to $63,000 for fiscal 1996, as the company's borrowings increased.

Net loss of ($2,133,000) for the third quarter of fiscal 1997 compared to net income of $1,655,000 for the same period of the prior year. This resulted in a loss per share of $.08 for the third quarter of fiscal 1997 compared to $.06 profit per share in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 1997
Compared to First Nine Months of Fiscal 1996

Net revenues for the nine month period ended December 29, 1996 increased by 3% compared to the same period of the prior year. This increase was primarily attributable to increased sales of storage standard products, specifically, in the first quarter of fiscal 1997.

Cost of revenues in the nine month period ended December 29, 1996 was 83% of revenues compared to 69% in the corresponding period of the prior year. The current period was adversely impacted by an increase in inventory reserves due to the Company's exit from the gate array business and the cancellation of orders by a major customer and less than optimum utilization of the Company's foundry.

Research and development expenses were $8,228,000 for the nine month period ended December 29, 1996 compared to $6,949,000 in the comparable period of fiscal 1996 as the Company increased its efforts to develop new products. Due to the downturn in the Company's business, the Company is currently evaluating its planned expense levels for research and development.

Selling, general and administrative expenses were $8,236,000 for the nine month period ended December 29, 1996 compared to $6,118,000 of the corresponding period of the prior year. The current period was adversely impacted by an increase in accounts receivable reserves of approximately $2,000,000 due to the Company's exit from the gate array business and a reserve taken for a potentially bad debt that was subsequently recovered.

Net interest expense was $936,000 for the nine month period ended December 29, 1996 compared to $787,000 in the corresponding period of the prior year.

Net loss was $9,655,000 for the nine month period ended December 29, 1996, compared to a profit of $3,318,000 for the same period of the prior year. This resulted in a loss per share of $.34 in the nine month period ending December 29, 1996 compared to a net profit of $.12 per share during the same period of the prior year.

Liquidity and Capital Resources

Working capital was $13,809,000 at December 29, 1996, a decrease of $819,000 due to the loss in the third quarter of fiscal 1996. At December 29, 1996, the Company had cash and cash equivalents of approximately $13,468,000. While the Company's cash situation is currently stable, business conditions remain uncertain. The Company's line of credit of $5,000,000 has been renewed until October 1997. At December 29, 1996, no borrowings were outstanding under this line of credit. Although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

Factors Affecting Future Results

The Company's business, financial condition and results of operations have been, and may in the future be, affected by a variety of factors, including markets for its products and those of its customers, foundry utilization, concentration of customers, its ability to retain trained design and processing engineers, the development and introduction of new technology and products and the availability of raw materials. The Company announced in July 1995 that one of its semiconductor products was designed into the Zip drive by Iomega Corporation. As previously disclosed, the Company has anticipated that Iomega will seek a second source for this semiconductor product. Iomega has advised the company that IMP's products will not be a part of Iomega's long-term product strategy and has offered a proposal to disengage over a period of time. As a consequence, the Company has ceased development of future generations of this semiconductor product. In addition, the Company was informed by a major customer that such customer is canceling its orders for certain of the company's products. The above-described actions by these major customers, along with other cancellations and delays by the Company's customers, will adversely affect the Company's business and results of operations through fiscal 1997 and for the foreseeable future. Any further decline in demand for the Company's products, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a further decline in, or cancellation of, orders for the Company's products by its customers, which could adversely affect the Company's business and results of operations.

In addition, the current business climate has, and will continue to result in less than optimum utilization of the Company's foundry, which will adversely affect the Company's business and results of operations. The Company has made two significant reductions in force during fiscal 1997 that primarily affected foundry employees.

The ability of the Company to transition from the fabrication of lower-margin products to higher-margin products, including both those developed by the Company and those for which it serves as a third-party foundry, is very important for the Company's future results of operations. There can be no assurances that the Company will be successful in these efforts. In this regard, the ability of the Company to develop higher-margin products will be materially and adversely affected if it is unable to retain its design and processing engineers due to the Company's current business climate.

Although the Company believes it currently has adequate access to necessary raw materials, it does not have any long-term commitments for the supply of raw wafers and polysubstrates.

                                    IMP, Inc.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: Lee v. IMP, Inc., No. CV760793, California Superior Court for Santa County (filed September 17,
1996); Richter v. IMP, Inc., No. CV761560, California Superior Court for Santa Clara County (filed October 22, 1996); Tancabel v. IMP, Inc., No. CV763405, California Superior Court for Santa County (filed November 13, 1996); Roberts v. IMP, Inc., No. C-96-20826-SW, U.S. District Court for the Northern District of California (filed October 1, 1996); Garrod v. IMP, Inc., No. C-96-20834-JW, U.S. District Court for the Northern District of California (filed October 8, 1996); Azad v. IMP, Inc., No. C-96-20862-EAI, U.S. District Court for the Northern District of California (filed October 17, 1996); Turner v. IMP, Inc., No. 96-583, U.S. District Court, Delaware (filed January 2, 1997). In addition, two shareholder derivative actions have been filed purporting to assert claims on behalf of the Company against certain of its present and former directors. Walsh
v. Carrington, No. 15312NC, Chancery Court for the State of Delaware for New Castle County (filed November 8, 1996); and Shockley v. Carrington, No. CV762109, California Superior Court for Santa Clara County (filed January 15,
1997). These lawsuits, all of which include similar factual allegations, allege that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims under the federal securities laws, California securities laws, and California and Delaware common law. The plaintiffs seek damages in an unspecified amount.

These cases are presently in the early stages, and no trial dates have been established. The Company believes it has valid defenses to these claims, and intends to defend them vigorously. There is no assurance, however, that the lawsuits will be resolved in a timely or satisfactory manner or that the lawsuits will be resolved without significant costs to the Company. Even if the lawsuits are resolved in a timely or satisfactory manner and without significant costs, it is anticipated that these lawsuits will cause management distraction from the operations of the Company. Therefore, irrespective of the outcome of the litigation, there could be a material adverse effect upon the Company's business, financial condition and results of operations.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           IMP, Inc.
                           Registrant



                           GEORGE RASSAM
---------                  --------------------
2/5/97                     George Rassam
                           Chief Financial Officer