Form 10-K
period 1997-03-30
IMP INC
filed 1997-06-27
CIK 812927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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

              TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 25, 1997 was approximately $51,179,960 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On June 25, 1997, approximately 30,284,000 shares of Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Information contained in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997 has been incorporated by reference in Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM I. BUSINESS.

     Except for the historical information contained herein, the matters discussed in this document are forwardlooking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below and under "Management Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Results" which could cause actual results to differ materially.

INTRODUCTION

     IMP, Inc. ("IMP" or the "Company") is a supplier of analog and mixed signal CMOS integrated circuit solutions for communications, computer and control applications.

     Wafers are manufactured using CMOS and BiCMOS process technologies in the Company's fabrication plant in San Jose, California. IMP uses these facilities to provide wafer foundry and full IC manufacturing services for its own products and for other semiconductor vendors and OEM customers.

     The Company was originally incorporated in California in January 1981 as International Microelectronic Products. It reincorporated in Delaware as International Microelectronic Products, Inc., in April 1987 and the new corporation succeeded to the business of its predecessor. The Company made its initial public stock offering in 1987 and is traded on the Nasdaq National Market System under the symbol IMPX. The Company amended its Certificate of Incorporation in September 1993 to change its name to IMP, Inc.

IMP BUSINESS STRATEGY

     The Company's original focus was the design, development and manufacturing of digital cell-based, CMOS, application-specific custom ICs ("ASICs"). It was a pioneer in this segment of the business, being one of the first vendors to employ advanced computer aided engineering ("CAE") software and an extensive library of pre-characterized cells. IMP was also one of the first vendors to offer mixed analog and digital functions on the same chip.

     In the early 1990's, IMP redirected its wafer fabrication and process development resources away from the design and fabrication of custom circuits and towards the supply of analog wafer foundry services to other semiconductor companies. To date, the Company has manufactured more than 1,000 designs from customer database tapes.

     The IMP business strategy today is to utilize its facilities and capabilities in high-volume manufacturing of analog integrated circuit wafers to:

     - Provide added-value, analog and high voltage wafer foundry services to other IC vendors

     - Create a portfolio of CMOS and BiCMOS analog and mixed-signal application-specific and standard ICs to sell under the IMP brand name.

ANALOG WAFER FOUNDRY SERVICES

     The Analog Wafer Foundry Services business provides wafer fabrication services on value-added analog processes to OEM manufacturers and other semiconductor vendors. IMP is able to support both fast-turn prototype and high-volume production demands. The product line also manages selective ASIC design programs.

     IMP offers manufacturing capability on a broad range of CMOS processes in its Class 10, 16,000 sq. foot wafer fabrication plant in San Jose, California. Processes available today include BiCMOS, CMOS and EEPROM technologies. Alliances with off-shore wafer foundries which have installed IMP process technologies ensure security of supply and access to additional manufacturing capacity on selected processes to the Company and its customers.

     IMP manufactures products using N-well and P-well, single and double layer poly CMOS analog processes. Process geometries range from 5 micron for high-voltage applications, down to 0.8 micron for high speed applications. IMP process capabilities include double-poly technology to ensure maximum capacitor stability in analog circuits. Vertical and lateral bipolar transistors are available to minimize noise in analog inputs and support high-drive outputs. Other processes were created for battery-operated circuits to provide low-voltage operation down to 1.5V. BiCMOS technology options provide solutions for users seeking to combine the speed of bipolar and the low power/high density of CMOS. Electrically Erasable CMOS modules permit the incorporation of user-configurable features into digital, analog and mixed-signal designs.

ANALOG INTEGRATED CIRCUIT PRODUCTS

     The Analog Integrated Circuit Products business designs CMOS and BiCMOS analog and mixed-signal IC products for computer, communications and control applications to sell under the IMP brand name. The majority of the effort in this area to date has been aimed at highly-integrated solutions for removable-media mass storage peripheral systems. IMP customers for these devices have included the Colorado Memory Systems division of Hewlett-Packard Company, Iomega Corporation ("Iomega") and Seagate Technology, Inc.

     The first standard products introduced by IMP in 1991 were CMOS programmable, continuous-time filter chips. Three families of devices replaced dozens of discrete components and low-density IC packages for small form-factor tape and disk drive systems. In 1992, IMP introduced the 62C738, the first completely integrated CMOS read-channel IC for high-performance hard disk drives. It was the industry's first 3V device and was aimed at low-power applications in the portable PC market. A successor to this product, the 62C538, was later used in the production of the high-density, removable-media Zip drive by Iomega.

     Since 1995 IMP has introduced a series of circuits for tape storage applications based on its BiCMOS technology. The 55T500 integrates a read-channel function together with preamplifier and write driver circuits for Travan and Quarter Inch Cartridge ("QIC")-based disk-drive back-up storage peripherals. This device combines functions previously occupying three separate chips. The 55T510 preamplifier and the 55T520 read-channel provide these same capabilities for higher performance Travan 4 and 5 systems for personal computer and corporate network tape back-up applications.

     Most IMP mass-storage devices incorporate the ability for the user to program specific electrical parameters to allow for process tolerance variations in manufacturing and operation. In 1995 IMP shipped the industry's first Electrically-Programmable Analog Circuit ("EPAC(R)") products which extended the concept of programmable analog solutions both in terms of the degree of programmability and the range of applications. Other user benefits of EPAC devices include high levels of integration, ease-of-development fast time-to-market and the ability to change device functionality in the system. IMP supplies a Windows-based CAE design tool called Analog Magic(TM) software to support user programming of EPAC devices.

     Two devices are currently available. The 50E10 Analog Signal Conditioning Circuit is aimed at general-purpose data acquisition, data conversion and analog interface applications. The 50E30 Analog Monitoring and Diagnostic Circuit allows designers to add programmable monitoring and diagnostics data acquisition features to servers, process control and other high-end systems. IMP is evaluating the market reaction to these devices prior to developing additional EPAC products.

     The Company is currently developing other proprietary and second-source devices which can take advantage of its expertise in analog circuit design and specialized process technology development. There can be no assurance that the Company's development efforts will be successful.

MARKETING, SALES AND CUSTOMERS

     IMP's marketing strategy is to identify the key growth areas for wafer fabrication services and analog integrated ICs to attract business from market leaders and emphasize quality, service and performance. The Company typically engages in extensive discussions with its customers' management and engineering personnel to understand the customers' needs.

     The Company sales force consists of two (2) Sales Managers and one (1) Vice President of Sales who reports to the President and Chief Executive Officer. The sales staff manages manufacturers' representatives organizations in the United States and internationally. In some cases these representatives promote products that are competitive with those of the Company. The Company works closely with the manufacturers' representatives to target their sales forces on prospective customers identified by IMP. Potential new customers are reviewed by IMP for the opportunities they present and for consistency with IMP's marketing strategies.

     In fiscal 1995, the Company entered into distribution agreements with three firms; Wyle Laboratories in the United States, Tekelec in the European market and Macnica in Japan. In fiscal 1996, the Company entered into an agreement with Digi-Key in the United States to sell IMP products through their catalog sales operation.

     Export sales, principally in Europe and the Pacific Basin, accounted for 33%, 6% and 21% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. The Company's export sales are billed in United States dollars and therefore are not subject to currency exchange fluctuations. However, such fluctuations could affect demand for the company's products. Although export sales are subject to certain governmental restrictions, including the Export Administration Act of 1979, the Export Administration Amendments Act of 1985 and regulations promulgated thereunder, the Company has not experienced any material difficulties to date because of these restrictions.

     In fiscal 1997, IMP's largest customer was Iomega Corporation ("Iomega") accounting for approximately 39% of total sales. International Rectifier Corporation ("IR") accounted for approximately 15% of total sales, and Rockwell International ("Rockwell") accounted for approximately 10% of total sales. Other than the companies identified above, no other end customer accounted for more than 10% of total sales during fiscal 1997. The Company's product mix of sales revenue in fiscal 1997 was comprised of approximately 58% for sales of foundry services and approximately 42% for sales of analog ICs. The Company does not expect to make continued sales to Rockwell in the foreseeable future, and it anticipates that sales to both Iomega and IR will be substantially lower than those in fiscal 1997. See "Factors Affecting Future Results" section for further information on markets and customers.

     The Company had a backlog of approximately $10.5 million as of March 30, 1997 compared to approximately $42 million at March 31, 1996. Such reduced backlog was due primarily to decreased sales orders for the Company's products. Backlog represents only those orders released for shipment within six months. However, because of changes in delivery schedules or cancellations by customers, the Company's backlog as of any particular date may not be representative of sales for any succeeding period. The Company typically warrants its products against defects in materials and workmanship for a period of one year.

RESEARCH AND DEVELOPMENT

     IMP's strategy to design and manufacture ICs requires a significant commitment to research and development. The Company's research and development efforts consist of direct research and development expenditures, product development work funded by customers and through strategic alliances with technology partners which provide the Company with access to additional technologies and design expertise. The Company's total research and development expenses were approximately $10.3 million, $9.9 million and $8.6 million in fiscal 1997, 1996 and 1995, respectively, and such expenses are expected to remain at or below the fiscal 1997 level for fiscal 1998.

     The Company's research and development programs are currently focused on development of new IC products and enhancing its CMOS, BiCMOS and high voltage manufacturing processes. The greatest amount of resources are concentrated in the area of IC product development. The Company has in the past and expects in the future to enter into cross-licensing agreements under which it would acquire certain rights pertaining to the technologies of its partners in exchange for the transfer of similar rights to its partners or for other consideration. See "Marketing, Sales and Customers" and "Patents and Licenses."

COMPETITION

     The Company currently competes in the markets for silicon foundry and application specific standard analog integrated circuit products. The silicon foundry market is intensely competitive and IMP expects competition will increase. Currently, the Company's principal competitors in this market include Orbit Semiconductor, American MicroSystems, Matra Harris, GMT Microelectronics, IC Works and to a lesser extent, off-shore foundry suppliers such as TSMC.

     The principal competitive factors in the silicon foundry market include service, price, design consultancy and manufacturing capability, quality, and manufacturing cycle time. IMP believes its competitive strengths arise from its experience in CMOS process technologies and mixed analog/digital capability. There can be no assurance that the Company will be able to compete successfully in the future.

     The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. With respect to programmable filters and removable media and tape storage read channels, the Company's principal competitor is Silicon Systems Inc., a division of Texas Instruments. In addition, the Company has licensed technology from and to parties which have, in certain cases, the right to use the technology to develop products competitive to those of the Company. The principal competitive factors in the market are knowledge of the needs of system designers, manufacturing cycle time, sales coverage, price and service.

     With respect to EPAC products, Motorola, Inc. ("Motorola") recently announced the introduction of a field-programmable analog array ("FPAA") which will compete with the Company's EPAC products in certain applications. Unlike an EPAC device, FPAA is an array of identical analog cells, each of which features programmable functionality and characteristics similar to those found in some of the cells of an EPAC device. FPAAs are also supported by a PC-based development system. Other specialty analog circuit vendors including, Advanced Linear Devices and Zetex Ltd., introduced electrically programmable analog devices during 1997.

     The Company's principal competitors and many of its potential competitors have substantially greater technical, manufacturing, financial and marketing resources than the Company. In addition, IMP faces competition from smaller companies, although many of such companies do not have an internal wafer manufacturing capability.

PATENTS AND LICENSES

     The Company has 23 patents, of which 19 are in the US; the remaining 4 patents are in individual countries of Europe. The issued patents expire at various times from 2003 to 2014. Although patents, patent protection and patent applications may have value, the Company believes that other factors such as managerial and technological experience and creative abilities of its personnel are of more significance in the rapidly changing semiconductor industry.

     The Company has also obtained licenses for certain devices and technology, and may obtain additional licenses in the future. Because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. The Company has from time to time received communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights on certain of the Company's products and technologies. The Company has entered into an agreement with two such parties pursuant to which the Company obtained a license to certain rights in exchange for making certain royalty payments. The Company believes that, based upon industry practice, any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. However, there can be no assurance that such licenses could in fact be obtained.

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

EMPLOYEES

     As of March 30, 1997, the Company employed approximately 226 persons, including approximately 136 in manufacturing, 30 in manufacturing support, 30 in design engineering, 10 in research and development, 7 in sales and marketing and 13 in administrative, financial and management positions. The Company went through significant reductions in force in fiscal 1997.

     The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by collective bargaining agreements, nor has the Company ever experienced any work stoppage through employee initiated actions. The Company believes its employee relations are good.

ITEM 2. PROPERTIES.

     The Company's primary manufacturing activities and process technology research and development activities are located in a 59,000 square foot building in San Jose, California leased under an agreement expiring in fiscal 2000. The Company's general administrative activities and design services are located in a nearby 22,000 square foot building leased under an agreement expiring in fiscal 2000. The Company's design research and development activities are performed in a 8,800 square foot office located in Pleasanton, California. The Company has available foundry capacity and believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

  IMP v. Power Max

     On or about July 14, 1995, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV751019) against a former customer, Power Max Enterprises, Inc. ("Power Max"). The Company later amended the complaint to add the shareholders, directors and officers of Power Max (and a related company) personally liable for the debts of Power Max. Power Max filed a cross-complaint against the Company, alleging that the Company interfered with a contractual relationship between Power Max and Ma Laboratories, Inc. The Company in turn filed a cross-complaint for indemnity against Ma Laboratories, Inc. Subsequently the parties reached a settlement with respect to the disputed issues.

  IMP v. ID Technologies

     On or about January 5, 1996, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV755019) against a former customer, ID Technologies. ID Technologies filed an answer generally denying the allegations and filed a cross-complaint against the Company for allegedly breaching a contract. The parties have reached a settlement in principle whereby ID Technologies will make certain payments over time and dismiss its cross-complaint.

  Class Action Lawsuits

     Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: two stockholder class actions are pending: Lee, et al, v. IMP, Inc., et al., No. CV760793 (Superior Court, Santa Clara County, September 17, 1996) is a purported securities class action consolidating several complaints filed in California State Superior Court. In re IMP, Inc. Securities Litigation, No. C96-20826-SW (N.D. Cal. October 1, 1996) is a purported securities class action consolidating several complaints filed in the United States District Court for the Northern District of California. In addition, two stockholder derivative actions are pending and purport to assert claims on behalf of the Company against certain of its present and former officers and directors. They are Shockley, et al., v. Carrington, et al., No. CV762109 (Superior Court, Santa Clara County, January 15, 1997) and Walsh, et al., v. Carrington, et al., No. C97-20238-SW (N.D. Cal. March 18, 1997. These lawsuits, all of which include similar factual allegations, allege that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims under the federal securities laws, California securities laws, and California common law. The plaintiffs in all actions seek damages in an unspecified amount.

     These cases are presently in the early stages, and no trial dates have been established. The Company believes it has valid defenses to these claims, and intends to defend them vigorously. There is no assurance, however, that the lawsuits will be resolved in a timely or satisfactory manner or that the lawsuits will be resolved without additional significant costs to the Company. The Company has incurred significant costs to date in its defense and even if the lawsuits are resolved in a timely or satisfactory manner, these lawsuits have in the past and in the future will cause management distraction from the operations of the Company. Therefore, irrespective of the outcome of the litigation, there could be a material adverse effect upon the Company's business, financial condition and results of operations. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company with their respective ages and positions are as follows:

          NAME              AGE                       POSITION
------------------------    ---     ---------------------------------------------
James Phillips Ferguson     66      President, Chief Executive Officer and
                                    Director
David A. Laws               56      Chairman of the Board of Directors
George Rassam               50      Chief Financial Officer and Secretary
Tarsiam Batra               62      Vice President, Manufacturing
Russ Almand(1)              52      Senior Vice President, Worldwide Sales
Robert Crossley             58      and Strategic Marketing Vice President,
                                    Administration
Moiz B. Khambaty            63      Vice President, Technology
Greg Koskowich(2)           36      Vice President, Product Development
Jerry DaBell                51      Senior Vice President, Product Development

---------------

(1) On June 23, 1997, Mr. Almand submitted his resignation from the Company which is effective as of July 7, 1997.

(2) Effective May 23, 1997, Dr. Koskowich resigned from his position at the Company.

     Mr. Ferguson, 66, joined the Company in June 1997 as President, Chief Executive Officer and a member of the Board of Directors. He served as a consultant to the Company from December 1996 to June 1997. From 1967 to June 1997 he was a principal in Ferguson Associates, a firm providing domestic and international consulting services. Recent consulting assignments included Mr. Ferguson assuming chief executive officer or chief operating officer responsibilities with QuickLogic Corporation, Plus Logic and Paradigm Technologies. Mr. Ferguson's prior employment included positions at Texas Instruments and Fairchild Semiconductor and he was founder, President and Chief Executive Officer of General Microelectronics.

     Mr. Laws joined the Company in February 1995 as its Senior Vice President, Marketing and Business Development. From May 1996 until June 1997, he served as President and Chief Executive Officer and as a director of the Company and in June 1997 he was appointed to serve as Chairman of the Board of Directors. Mr. Laws was President and Chief Executive Officer of QuickLogic Corporation, a company engaged in the development of field programmable gate arrays, from September 1990 to January 1994. From January 1986 to September 1990, Mr. Laws was Vice President of Marketing for Altera Corporation, a supplier of programmable logic devices. Prior to Altera, he served in various positions at Advanced Micro Devices from May 1975 to January 1986, including Managing Director of the PLD business unit and Vice President of Business Development.

     Mr. Rassam joined the Company in June 1983 as Controller. In November 1996, he was named Chief Financial Officer and Secretary. Prior to joining IMP, Mr. Rassam was Operations Controller at Zilog Corporation from 1978 to 1983. From 1973 to 1978 Mr. Rassam was employed as Manager, Cost Accounting by AMI, Inc.

     Dr. Batra joined the Company in November 1994 as a Yield Improvement Consultant. In May 1995, he was promoted to Manager, Operations Research. In November 1996, he was promoted to Director of Manufacturing and in February 1997 he was promoted to Vice President, Manufacturing. Prior to joining IMP, Dr. Batra's thirty year career in the semiconductor industry encompassed various manufacturing, engineering and research positions, most recently General Manager, Semiconductor Division of California Micro Devices from 1989 to 1993.

     Mr. Almand joined the Company in June 1994 as its Vice President of Sales. In May of 1996 he was promoted to Senior Vice President Sales and in August 1996 he was named Senior Vice President, Worldwide Sales and Strategic Marketing. Prior to joining IMP, Mr. Almand was Director of Sales of Pacific Monolithics from 1992 to 1994. From 1987 to 1992, Mr. Almand was founder and owner of Spinnaker Sales an independent representative's firm for component manufacturers. From 1966 to 1987, Mr. Almand was employed in various sales management positions including Vice President Sales for AMCC, Vice President of Sales for North America for AMD. On June 23, 1997, Mr. Almand submitted his resignation from the Company which is effective as of July 7, 1997.

     Mr. Crossley joined the Company in February 1988 as Manager, Human Resources. In June 1990 he was named Director, Human Resources and in November 1991 he was named Vice President, Administration. Prior to joining IMP, Mr. Crossley was employed by Advanced Micro Devices for 13 years, most recently as Director, Human Resources.

     Dr. Khambaty joined the Company in November 1981 as Manager of Technology Development. In October 1983 he was promoted to Director, Technology Development and in April 1984 to Vice President, Technology. From 1978 to 1981 Dr. Khambaty was a Sr. Staff Scientist with Gould Electronics (AMI, Inc.). From 1956 to 1978 he was employed in various engineering and managerial positions with Siemens, Fairchild, Honeywell and the Atomic Energy Establishment of the Government of India.

     Dr. Koskowich joined the Company in September 1995 as Director, Signal Processing Products. In February 1997 he was promoted to Vice President of Product Development. From 1992 to 1995 Dr. Koskowich was Manager, Microelectronics Engineering for Resound Corporation. From 1991 to 1992, Dr. Koskowich was employed as Manager, Communications Products, ELDEC Corporation. From 1982 to 1991 he served in various engineering positions with IBM Corporation, Flow Laboratories, Inc., The Tom Baker Cancer Center and the Universities of Washington and Texas. Effective May 23, 1997, Dr. Koskowich resigned from his position at the Company.

     Mr. DaBell joined the Company in May 1988 as Vice President of Design Technology. In July 1988 he was promoted to Vice President of Design Engineering. In March 1993 he was assigned to the position of Vice President, Business Development and in May 1997 was promoted to Senior Vice President, Product Development. From 1973 to 1988 Mr. DaBell was employed in various design engineering and management positions with Gould Electronics (AMI, Inc.). From 1971 to 1973 he served as an instrumentation engineer with the General Electric Company.

     Officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "IMPX". The following tables set forth the high and the low last reported sales price for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:

                                                  FISCAL YEAR END        FISCAL YEAR END
                                                   MARCH 30, 1997        MARCH 31, 1996
                                                 ------------------     -----------------
                                                  HIGH        LOW        HIGH       LOW
                                                 -------     ------     ------     ------
        First Quarter..........................  $21.750     $6.875     $3.562     $1.625
        Second Quarter.........................  $10.625     $4.437     $7.500     $3.250
        Third Quarter..........................  $ 4.937     $2.625     $9.250     $5.562
        Fourth Quarter.........................  $ 2.843     $1.625     $8.812     $5.000

     The Company intends to retain any future earnings for the use in its business and, accordingly, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     As of June 25, 1997, there were approximately 939 shareholders of record (not including beneficial holders of stock held in street name) of the Company's Common Stock, which closed at $1.690 per share on the Nasdaq National Stock Market as of that date.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FISCAL YEAR ENDED(1)
                                        -----------------------------------------------------------------
                                        MARCH 30,     MARCH 31,     MARCH 26,     MARCH 27,     MARCH 28,
                                          1997          1996          1995          1994          1993
                                        ---------     ---------     ---------     ---------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenues........................  $  64,891      $76,827       $59,750       $48,195       $55,935
  Net income (loss)(2)................    (12,367)       5,469           790           390        (2,322)
  Net income (loss) per share(3)......       (.44)         .20           .03           .01          (.09)
Balance Sheet Data:
  Total assets........................     37,271       50,733        41,301        36,397        36,149
  Long term obligations excluding
     current portion..................     11,074        8,979         4,799         1,648         2,240
Stockholders' equity..................  $  14,301      $25,445       $18,463       $17,183       $16,328

---------------

(1) The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1997, 1995 and 1994 each consisted of 52 weeks; and fiscal 1996 and 1993 consisted of 53 weeks.

(2) In fiscal 1997, the Company recorded $1,862,000 of restructuring charges. (See Note 2 of Notes to Financial Statements).

(3) See Note 1 of Notes to Financial Statements for an explanation of the computation of net income (loss) per share.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below in this section under the sub-heading "Factors Affecting Future Results."

RESULTS OF OPERATIONS

     Revenues in fiscal 1997 declined 16% to $64.9 million, from $76.8 million in fiscal 1996. Revenues in fiscal 1996 increased 28% over the $59.8 million of fiscal 1995. The decline in revenues from fiscal 1996 to fiscal 1997 was primarily due to lower than expected orders from one customer after the Company had structured its business to concentrate on this customer and a general decline in foundry business due to excess supply relative to demand experienced by several customers. The fiscal 1995 to fiscal 1996 growth was driven mainly by increased demand for standard products for secondary storage applications and higher average selling prices for foundry products. Foundry product sales accounted for 58% of sales in fiscal 1997, 73% in fiscal 1996, and 88% in fiscal 1995, reflecting a continued shift from foundry product sales to sales of the Company's standard products. The Company anticipates that revenues for fiscal 1998 will be lower than in fiscal 1997.

     Cost of revenues as a percentage of sales was 83.0% in fiscal 1997 compared to 67.9% in fiscal 1996, and 70.9% in fiscal 1995. The increase in fiscal 1997 was primarily due to less than optimum utilization of the Company's wafer manufacturing capacity, due to the adverse business environment discussed earlier and the Company's exit from the gate array business. Specifically included in cost of revenues for fiscal 1997 are provisions of $1.4 million for gate array inventories related to the Company's decision to discontinue the gate array product line (See Note 2 of Notes to Financial Statements) and $1.9 million for specific inventories associated with customer order cancellations and an overall decline in customer demand. The improvement from fiscal 1995 to fiscal 1996 was due to a higher level of factory utilization and an increased mix of standard products, with a higher average selling price than foundry products.

     Research and development expense in fiscal 1997 was $10.3 million, compared to $9.9 million in fiscal 1996, and $8.6 million in fiscal 1995. The increase from fiscal 1996 to fiscal 1997 was due to higher product development efforts on new standard products. The increase from fiscal 1995 to fiscal 1996 was due to higher product development spending for secondary storage and EPAC(TM) products. Due to the downturn in the Company's business, the Company is currently evaluating its planned expense level for research and development. The Company believes that research and development expense will remain at or below the fiscal 1997 level during fiscal 1998, but it could fluctuate as a percentage of sales.

     Selling, general and administrative expense in fiscal 1997 was $10.0 million compared to $8.3 million in fiscal 1996, and $6.8 million in fiscal 1995. The increase in fiscal 1997 was primarily due to accounts receivable provisions of approximately $2.5 million due to the Company's exit from the gate array business (see Note 2 of Notes to Financial Statements) and additional reserves taken for potential bad debts, partially offset by lower sales commissions. The increase from fiscal 1995 to fiscal 1996 was due primarily to higher sales commissions.

     During the second quarter of fiscal 1997, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing a recently acquired new product design center.

     The Company incurred a restructuring charge of approximately $1.9 million during the second quarter of fiscal 1997. The charge comprises: employee termination costs of $998,000 associated with reductions in the workforce; a design center equipment write-off of $587,000 due to management's decision to close one of the Company's design center facilities; and $277,000 associated with wafer cancellation costs and the write-off of gate array capital equipment no longer usable.

     Net interest expense in fiscal 1997 was approximately $1.2 million compared to $879,000 in fiscal 1996 and $1.2 million in fiscal 1995. The increase from fiscal 1996 to fiscal 1997 was due to costs associated with increases in leased equipment, while the decrease from fiscal 1995 to fiscal 1996 was due to lower interest rates on capitalized leases.

     The Company had a net loss of $12.4 million in fiscal 1997, or $.44 per share, compared to a profit of $5.5 million in fiscal 1996 or $.20 per share, and $800,000 in fiscal 1995, or $.03 per share. The fiscal 1997 net loss was primarily attributable to low factory utilization, costs associated with exiting the gate array business, and the closing of a new product design center.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalent increased to $13.3 million at March 30, 1997 from $9.0 million at March 31, 1996, and $8.5 million at March 26, 1995. The increase from fiscal 1996 to fiscal 1997 was primarily due to financing of equipment used in production and management's continuous efforts to reduce costs to be more in-line with current sales levels. The increase from fiscal 1995 to fiscal 1996 was due primarily to increased cash flows from operations offset by the purchase of capital equipment and payments on existing lines of credit and capital lease obligations.

     Cash flows provided by operating activities in fiscal 1997 were $5.8 million compared to $11 million in fiscal 1996 and $2.4 million in fiscal 1995. The fiscal 1996 to fiscal 1997 decrease in cash flows provided by operating activities was due primarily to the net loss of $12.4 million and a decrease in accounts payable and other current liabilities of $3.3 million. Partially offsetting these factors was a decrease of $7.5 million in accounts receivable due to a decrease in sales, a decrease of $7.0 million in inventories due to management efforts to reduce inventory to be more in-line with current sales levels and an increase of $1.9 million in depreciation and amortization expense. The fiscal 1995 to fiscal 1996 increase in cash flows provided by operating activities was due primarily to the fiscal 1996 net profit of approximately $5.5 million and increases in accrued payroll, related expenses and current liabilities, partially offset by an increase in accounts receivable and inventories.

     Cash used for investing activities was approximately $1.9 million in fiscal 1997, $2.0 million in fiscal 1996 and $900,000 in fiscal 1995, reflecting cash invested in property and equipment acquisitions. Management expects capital additions for fiscal 1998 to remain flat or below fiscal 1997 capital additions.

     Cash flows provided for financing activities in fiscal 1997 were $377,000 as compared to $8.5 million used for such activities in fiscal 1996 and $621,000 in fiscal 1995. During fiscal 1997, the Company made payments on capital lease obligations and notes payable of $4.0 million and $4.4 million, respectively. This was offset by proceeds from notes payable of $7.6 million and proceeds of $1.2 million related to stock option exercises. Cash flows used for financing activities in fiscal 1996 consisted primarily of payments on capital lease obligations of $4.0 million and payments on the Company's line of credit of $6.0 million, offset by $1.5 million of proceeds from stock option exercises. Cash flows used for financing activities in fiscal 1995 consisted primarily of payments on capital lease obligations of $4.1 million offset by proceeds of long term financing of $3.0 million and proceeds from stock option exercises of $490,000. The Company's recent operations have consumed substantial amounts of cash. The Company believes that its existing cash balances, expected cash flows from operations, equipment lease financing and its available line of credit will be sufficient to meet its projected working capital and other cash requirements throughout fiscal 1998. Although the Company has taken measures to conserve cash, there can be no assurance as to when it will return to profitability or that such additional financing, if required, can be obtained on acceptable terms, if at all.

     At March 30, 1997, the Company had a line of credit agreement with a bank which provides through October 31, 1997, for borrowings up to the lesser of $5,000,000 or up to 80% of eligible accounts receivable. At March 30, 1997, no amounts were outstanding under this line of credit. Borrowings under this line of credit accrue interest at the bank's reference rate plus .50% resulting in an interest rate of 9.0% at March 30, 1997 and are collateralized by all of the assets of the Company. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 30, 1997, the Company was not in compliance with certain financial covenants under this financing agreement due to the decline in the Company's operating results, for which it expects to obtain a waiver from the bank. The Company intends to renew this line of credit under a new agreement in October 1997 but there is no guarantee that it will be able to do so upon acceptable terms.

FACTORS AFFECTING FUTURE RESULTS

     The Company's business, financial condition and results of operations have been, and may in the future, be affected by a variety of factors, including markets for its products and those of its customers, foundry utilization, concentration of customers, its ability to retain trained design and process engineers, the development and introduction of new technology and products and the availability of raw materials. The fulfillment arrangements for standard analog products generally provide that orders may be terminated at will by either party and the customer is not required to commit to purchase a specific number of products, although cancellation or rescheduling charges may be imposed in certain circumstances. The unanticipated loss of any of its major customers or the unanticipated cancellation or rescheduling of orders by any of them could have a material adverse impact on the Company's business, particularly if the Company's efforts with other customers do not result in the volume of manufacturing orders anticipated by the Company.

     Iomega, which accounted for approximately 39% of revenues in fiscal 1997, has advised the Company that the Company's products will not be a part of Iomega's long-term product strategy and sales to Iomega are projected to be lower in the foreseeable future than they were during fiscal 1997. Orders from the Company's largest foundry customer, IR, declined significantly during the year and sales in the foreseeable future are projected to be significantly less than they were during fiscal 1997. Orders for Rockwell were completed during the fiscal year and the Company does not anticipate continued sales to Rockwell in fiscal 1998. The above described actions by such major customers, along with other cancellations and delays by the Company's customers will adversely affect the Company's business and results of operations through fiscal 1998 and for the foreseeable future. Any further decline in demand for the Company's products, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a further decline in, or cancellation of, orders for the Company's products by its customers, which could adversely affect the Company's business and results of operations.

     In addition, the current business climate has and will continue to result in less than optimum utilization of the Company's foundry, which will adversely affect the Company's business and results of operations. The Company made two significant reductions in workforce during fiscal 1997 that primarily affected manufacturing employees.

     The ability of the Company to transition from the fabrication of lower-margin products to higher-margin products, including both those developed by the Company and those for which it serves as a third-party foundry, is very important for the Company's future results of operations. Rapidly changing customer demands may result in the obsolescence of existing Company inventories. There can be no assurances that the Company will be successful in its efforts to keep pace with changing customer demands. In this regard, the ability of the Company to develop higher-margin products will be materially and adversely affected if it is unable to retain its engineering personnel due to the Company's current business climate.

     Although the Company believes it currently has adequate access to necessary raw materials, it does not have any long-term commitments for the supply of raw wafers and polysubstrates.

LITIGATION

  IMP v. Power Max

     On or about July 14, 1995, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV751019) against a former customer, Power Max Enterprises, Inc. The Company later amended the complaint to add the shareholders, directors and officers of Power Max (and a related company) personally liable for the debts of Power Max. Power Max filed a cross-complaint against the Company, alleging that the Company interfered with a contractual relationship between Power Max and Ma Laboratories, Inc. The Company in turn filed a cross-complaint for indemnity against Ma Laboratories, Inc. Subsequently the parties reached a settlement with respect to the disputed issues.

  IMP v. ID Technologies

     On or about January 5, 1996, the Company instituted a collection action in the California Superior Court, Santa Clara County (#CV755019) against a former customer, ID Technologies. ID Technologies filed an answer generally denying the allegations and filed a cross-complaint against the Company for allegedly breaching a contract. The parties have reached a settlement in principle whereby ID Technologies will make certain payments over time and dismiss its cross-complaint.

  Class Action Lawsuits

     Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: two stockholder class actions are pending: Lee, et al., v. IMP, Inc., et al., No. CV760793 (Superior Court, Santa Clara County, September 17, 1996) is a purported securities class action consolidating several complaints filed in California State Superior Court. In re IMP, Inc. Securities Litigation, No. C96-20826-SW (N.D. Cal. October 1, 1996) is a purported securities class action consolidating several complaints filed in the United States District Court for the Northern District of California. In addition, two stockholder derivative actions are pending and purport to assert claims on behalf of the Company against certain of its present and former officers and directors. They are Shockley, et al., v. Carrington, et al., No. CV762109 (Superior Court, Santa Clara County, January 15, 1997) and Walsh, et al., v. Carrington, et al., No. C97-20238-SW (N.D. Cal. March 18, 1997. These lawsuits, all of which include similar factual allegations, allege that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims under the federal securities laws, California securities laws, and California common law. The plaintiffs in all actions seek damages in an unspecified amount.

     These cases are presently in the early stages, and no trial dates have been established. The Company believes it has valid defenses to these claims, and intends to defend them vigorously. There is no assurance, however, that the lawsuits will be resolved in a timely or satisfactory manner or that the lawsuits will be resolved without additional significant costs to the Company. The Company has incurred significant costs to date in its defense and even if the lawsuits are resolved in a timely or satisfactory manner, these lawsuits have in the past and in the future will cause management distraction from the operations of the Company. Therefore, irrespective of the outcome of the litigation, there could be a material adverse effect upon the Company's business, financial condition and results of operations. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                                                                                        PAGE
                                                                                        ----
Financial statements:

     Report of Independent Accountants................................................   15
     Balance sheets as of March 30, 1997 and March 31, 1996...........................   16
     Statements of operations for each of the three years in the period ended March
      30, 1997........................................................................   17
     Statement of stockholders' equity for each of the three years in the period ended
      March 30, 1997..................................................................   18
     Statements of cash flows for each of the three years in the period ended
       March 30, 1997.................................................................   19
     Notes to financial statements....................................................   20

     Financial statement schedule for each of the three years in the period ended
      March 30, 1997:

     Report of Independent Accountants on Financial Statement Schedule................   32
     II -- Valuation and Qualifying Accounts..........................................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IMP, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IMP, Inc. at March 30, 1997 and March 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
May 9, 1997

                                   IMP, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                         MARCH 30,     MARCH 31,
                                                                           1997          1996
                                                                         ---------     ---------
Current Assets:
  Cash and cash equivalents............................................  $  13,306     $   9,038
  Accounts receivable, net of allowances for doubtful accounts and
     returns of $2,041 and $655........................................      6,112        13,658
  Inventories..........................................................      3,306        10,302
  Other current assets.................................................        759           491
                                                                          --------      --------
          Total current assets.........................................     23,483        33,489
                                                                          --------      --------
Leasehold improvements & machinery & equipment:
  Leasehold improvements...............................................      7,883         7,883
  Machinery and equipment..............................................     78,115        73,782
                                                                          --------      --------
                                                                            85,998        81,665
  Less accumulated depreciation and amortization.......................    (72,285)      (64,496)
                                                                          --------      --------
  Net leasehold improvements and machinery and equipment...............     13,713        17,169
                                                                          --------      --------
Deposits and other long term assets....................................         75            75
                                                                          --------      --------
                                                                         $  37,271     $  50,733
                                                                          ========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable.....................................  $   3,739     $   2,256
  Current portion of capital lease obligations.........................      3,733         3,717
  Trade accounts payable...............................................      4,111         6,175
  Accrued payroll and related expenses.................................      1,563         2,140
  Other current liabilities............................................        750         2,021
                                                                          --------      --------
          Total current liabilities....................................     13,896        16,309
                                                                          --------      --------
  Long term portion of notes payable...................................      3,018         1,315
                                                                          --------      --------
  Long term portion of capital lease obligations.......................      6,056         7,664
                                                                          --------      --------
Commitments & contingencies (Notes 5 and 8)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 5,000 shares
     authorized; no shares issued and outstanding......................         --            --
  Common stock, $0.001 par value; 50,000 shares authorized; 30,284 and
     29,133 shares issued and outstanding..............................         30            29
  Additional paid in capital...........................................     70,274        69,052
  Accumulated deficit..................................................    (52,106)      (39,739)
  Treasury stock; at cost, 2,029 shares................................     (3,897)       (3,897)
                                                                          --------      --------
          Total stockholders' equity...................................     14,301        25,445
                                                                          --------      --------
                                                                         $  37,271     $  50,733
                                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                   IMP, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR ENDED
                                                              -------------------------------------
                                                              MARCH 30,     MARCH 31,     MARCH 26,
                                                                1997          1996          1995
                                                              ---------     ---------     ---------
Net revenues................................................  $  64,891      $76,827       $59,750
Cost of revenues............................................     53,889       52,155        42,340
                                                               --------      -------       -------
Gross profit................................................     11,002       24,672        17,410
                                                               --------      -------       -------
Operating expenses:
  Research and development..................................     10,286        9,934         8,590
  Selling, general and administrative.......................     10,000        8,284         6,796
  Restructuring charges.....................................      1,862           --            --
                                                               --------      -------       -------
Total operating expenses....................................     22,148       18,218        15,386
                                                               --------      -------       -------
Income (loss) from operations...............................    (11,146)       6,454         2,024
  Interest and other expense, net...........................     (1,221)        (985)       (1,234)
                                                               --------      -------       -------
Net income (loss)...........................................  $ (12,367)     $ 5,469       $   790
                                                               ========      =======       =======
Net income (loss) per share (Note 1)........................  $    (.44)     $   .20       $   .03
                                                               --------      -------       -------
Shares used in computing net income (loss) per share (Note
  1)........................................................     28,153       27,956        26,462
                                                               ========      =======       =======

   The accompanying notes are an integral part of these financial statements.

                                   IMP, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  ADDITIONAL                                TOTAL
                                                COMMON   STOCK     PAID IN     ACCUMULATED   TREASURY   STOCKHOLDERS'
                                                SHARES   AMOUNT    CAPITAL       DEFICIT      STOCK        EQUITY
                                                ------   ------   ----------   -----------   --------   -------------
Balance, March 27, 1994.......................  27,688    $ 28     $ 67,050     $ (45,998)   $ (3,897)    $  17,183
Issuance of common stock under incentive stock
  option plan and employee stock purchase
  plan........................................    356       --          490            --          --           490
Net income....................................     --       --           --           790          --           790
                                                ------     ---      -------      --------     -------       -------
Balance, March 26, 1995.......................  28,044      28       67,540       (45,208)     (3,897)       18,463
Issuance of common stock under incentive stock
  option plan and employee stock purchase
  plan........................................  1,089        1        1,512            --          --         1,513
Net income....................................     --       --           --         5,469          --         5,469
                                                ------     ---      -------      --------     -------       -------
Balance, March 31, 1996.......................  29,133      29       69,052       (39,739)     (3,897)       25,445
Issuance of common stock under incentive stock
  option plan.................................  1,104        1        1,222            --          --         1,223
Issuance of shares in conjunction with
  warrants exercised..........................     47       --           --            --          --            --
Net loss......................................     --       --           --       (12,367)         --       (12,367)
                                                ------     ---      -------      --------     -------       -------
Balance, March 30, 1997.......................  30,284    $ 30     $ 70,274     $ (52,106)   $ (3,897)    $  14,301
                                                ======     ===      =======      ========     =======       =======

   The accompanying notes are an integral part of these financial statements.

                                   IMP, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                              -------------------------------------
                                                              MARCH 30,     MARCH 31,     MARCH 26,
                                                                1997          1996          1995
                                                              ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (12,367)     $ 5,469       $   790
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................      7,789        5,913         5,258
  Increase (decrease) from changes in:
     Accounts receivable....................................      7,546       (1,859)       (3,341)
     Inventories............................................      6,996       (1,154)         (506)
     Other current assets...................................       (268)         328          (154)
     Trade accounts payable.................................     (2,064)         172           (27)
     Accrued payroll and related expenses...................       (577)         552           341
     Other current liabilities..............................     (1,271)       1,562            41
                                                               --------      -------       -------
     Net cash provided by operating activities..............      5,784       10,983         2,402
                                                               --------      -------       -------
Cash flows from investing activities:
  Net cash used for investing activities for purchase of
     capital equipment......................................     (1,893)      (1,959)         (922)
                                                               --------      -------       -------
Cash flows from financing activities:
  Principal payments on notes payable.......................     (4,383)      (5,929)           --
  Principal payments under capital lease obligations........     (4,032)      (4,054)       (4,111)
  Proceeds from long term financing agreement...............      7,569           --         3,000
  Proceeds from exercise of options to purchase common
     stock..................................................      1,223        1,513           490
                                                               --------      -------       -------
Net cash provided by (used for) financing activities........        377       (8,470)         (621)
                                                               --------      -------       -------
Net increase in cash and cash equivalents...................      4,268          554           859
Cash and cash equivalents at beginning of period............      9,038        8,484         7,625
                                                               --------      -------       -------
Cash and cash equivalents at end of period, including
  restricted cash of $2,000 at March 26, 1995...............  $  13,306      $ 9,038       $ 8,484
                                                               ========      =======       =======
Supplemental information:
  Cash paid during the year for interest....................  $   1,521      $ 1,065       $ 1,329
  Acquisition of equipment under capital lease
     obligations............................................  $   2,440      $10,147       $ 4,380

   The accompanying notes are an integral part of these financial statements.

                                   IMP, INC.

                         NOTES TO FINANCIAL STATEMENTS
         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     IMP, Inc. (the "Company") develops and manufactures analog mixed signal CMOS integrated circuit solutions for communications, computer and control applications.

     Fiscal Year -- The Company's fiscal year ends on the Sunday nearest March
31. Fiscal 1997 and 1995 each consisted of 52 weeks and fiscal 1996 consisted of 53 weeks.

     Basis of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at March 30, 1997 and March 31, 1996.

     Inventories -- Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

     Inventories consist of the following:

                                                                 MARCH 30,     MARCH 31,
                                                                   1997          1996
                                                                 ---------     ---------
                                                                     (IN THOUSANDS)
        Raw materials..........................................   $   965       $   987
        Work-in-process........................................     1,589         8,425
        Finished goods.........................................       752           890
                                                                   ------       -------
                                                                  $ 3,306       $10,302
                                                                   ======       =======

     Included in cost of sales for the year ended March 30, 1997 are provisions of $1,400,000 for gate array inventories related to the Company's decision to discontinue the gate array product line (Note 2) and $1,873,000 for specific inventories associated with customer order cancellations and an overall decline in customer demand.

     Leasehold improvements and machinery and equipment -- Leasehold improvements and machinery and equipment are stated at cost and are amortized using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. Machinery and equipment under capital lease obligations have a capitalized value and net book value of $43,664,000 and $10,171,000 at March 30, 1997 and $41,224,000 and $12,589,000 at March 31, 1996.

     Net revenues -- Component revenues are recognized as products are shipped. Design revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers. Design engineering revenues aggregated $1,539,000, $2,580,000, and $2,283,000 for fiscal 1997, 1996 and 1995, respectively. Costs related to design engineering aggregating $1,100,000, $1,576,000 and $1,403,000 for fiscal 1997,
1996 and 1995, respectively, are included in research and development expense as incurred.

     Related party -- During fiscal 1995, the Company purchased $2,700,000 of inventory from SAMES, one of the Company's strategic foundry partners, and at March 26, 1995, IMP had an accounts payable balance to SAMES of $602,000. In fiscal 1996, IMP and SAMES' management resigned from the seat each occupied on

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

the other's Board of Directors. During fiscal 1997, the Company continued to conduct purchasing and selling activities with SAMES under a standard customer/vendor arrangement.

     Stock based compensation -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS 123.

     Net income (loss) per share -- Net loss per share is computed using the weighted average number of Common shares outstanding. Common stock equivalents are excluded as their effect is anti-dilutive. Net income per share is based upon weighted average common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

     Concentration of credit risk -- The Company performs credit evaluations of its customers and maintains reserves for losses. At March 30, 1997 customers individually representing more than 10% of the Company's 1997 net revenues also accounted for 51% of accounts receivable. At March 31, 1996, customers individually representing more than 10% of the Company's 1996 net revenues also accounted for 46% of accounts receivable. The Company's products are primarily sold to resellers.

     Recent accounting pronouncement -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming SFAS 128 had been applied during the periods presented:

                                                      MARCH 30,     MARCH 31,     MARCH 26,
                                                        1997          1996          1995
                                                      ---------     ---------     ---------
        Primary earnings (loss) per share as
          reported..................................    $(.44)        $ .20         $ .01
        Pro forma basic net income (loss) per
          share.....................................     (.44)        $ .20           .02
        Pro forma diluted net income (loss) per
          share.....................................     (.44)        $ .19           .01

     Reclassifications -- Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTE 2 -- RESTRUCTURING AND OTHER CHARGES

     During the second quarter of fiscal 1997, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing a recently acquired new product design center.

     The Company incurred a $1,862,000 restructuring charge during the second quarter of fiscal 1997. The charge comprises: employee termination costs of $998,000 associated with reductions in the workforce; a design center equipment write-off of $587,000 due to management's decision to close one of their design center facilities; and $277,000 associated with wafer cancellation costs and gate array capital equipment no longer usable.

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

NOTE 3 -- NOTES PAYABLE

     Notes payable consist of the following:

                                                                 MARCH 30,     MARCH 31,
                                                                   1997          1996
                                                                 ---------     ---------
                                                                     (IN THOUSANDS)
        Bank equipment term loan...............................   $ 2,640       $ 1,311
        Equipment notes payable................................     4,117         2,260
                                                                  -------       -------
        Total notes payable....................................     6,757         3,571
        Less current portion...................................    (3,739)       (2,256)
                                                                  -------       -------
        Long term portion of notes payable.....................   $ 3,018       $ 1,315
                                                                  =======       =======

     Bank equipment term loan -- At March 30, 1997 and March 31, 1996, the Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. In fiscal 1997 and 1996, the Company utilized $2,640,000 and $1,311,000, respectively under this financing agreement. Borrowings accrue interest at the bank's reference rate plus 1.0 percent (9.50% at March 30, 1997) and requires 60 equal monthly principal payments. Borrowings outstanding at March 30, 1997 expire at various dates through 2002. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 30, 1997, the Company was not in compliance with certain financial covenants under this financing agreement for which it expects to obtain a waiver from the bank.

     Equipment notes payable -- In fiscal 1995, the Company fully utilized a $3,000,000 borrowing facility with an asset-based lender allowing the Company to finance 100% of the cost of collateralized equipment. In May 1996, the facility was increased to $5,000,000 which the Company fully utilized. The Company used the additional proceeds to purchase equipment. The note accrues interest at 9.98% and requires 60 equal monthly principal payments which began in June 1996. The note does not contain any restrictive or financial covenants.

     Maturities of loans and notes payable -- The aggregate maturities of notes payable at March 30, 1997 are as follows (in thousands):

     Fiscal year ending March 31:

                1998................................................  $3,739
                1999................................................   1,349
                2000................................................   1,418
                2001................................................     251
                                                                      ------
                Total...............................................  $6,757
                                                                      ======

     Line of credit -- At March 30, 1997 and 1996, the Company had a line of credit agreement with a bank which provides through October 31, 1997, for borrowings up to the lessor of $5,000,000 or up to 80% of eligible accounts receivable. At March 30, 1997, no amounts were outstanding under this line of credit. Borrowings under this line of credit accrue interest at the bank's reference rate plus .50% (9.0% at March 31, 1997) and are collateralized by all the assets of the Company. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 30, 1997, the Company was not in compliance with certain financial covenants under this financing agreement for which it expects to obtain a waiver from the bank.

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

NOTE 4 -- STOCKHOLDERS' EQUITY

     Employee stock purchase plan -- In December 1986, the Company adopted a qualified "employee stock purchase plan" under Section 423 of the Internal Revenue Code, which was effective on June 10, 1987, upon the completion of the Company's initial public offering of its common stock. During fiscal year 1997, no shares were issued under the plan. In Fiscal 1996, 378,000 shares at an aggregate price of approximately $586,000 were issued under the plan and 301,000 shares at an aggregate price of $440,000 were issued in fiscal year 1995 under the plan.

     Shares are purchased by participants at 85% of the lower fair market value on certain marking dates through payroll deductions (up to 15% of participants base compensation).

     Stock option plan -- The Company has an option plan which provides for the issuance of incentive stock options and non-statutory stock options to employees, officers and directors to purchase common stock at a price not less than 85% (100% for incentive stock options) of the fair market value of the stock on the grant date. To date all options have been granted at 100% of fair market value. The plan was most recently restated in August 1994 and renamed the Stock Option Plan which terminates in 2005. In May 1997, the Company's Board of Directors authorized an additional 750,000 shares to be reserved for issuance under the plan, subject to approval by the stockholders, and after stockholders approval of the 750,000 share increase, the Stock Option Plan will provide for a total of 6,117,000 shares of the stock to be issued. Options granted under the plan generally vest ratably over four years and expire five to ten years from the date of grant. The Board of Directors has the right to determine the terms of each option including allowing optionees to exercise their options early, subject to a right to repurchase unvested shares.

     The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares vested at the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

     Summary of option activity -- The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 30, 1997, March 31, 1996 and March 26, 1995 (in thousands, except per share amounts):

                                                     1997                1996                1995
                                               -----------------   -----------------   -----------------
                                                        WEIGHTED            WEIGHTED            WEIGHTED
                                                        AVERAGE             AVERAGE             AVERAGE
                                               SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                               ------   --------   ------   --------   ------   --------
Options outstanding..........................   1,893    $ 2.01    2,319     $ 1.27    1,814     $ 1.15
Options granted..............................     615      3.50      359       5.28      615       1.61
Options canceled.............................    (180)     5.96      (74)      2.41      (55)      1.57
Options exercised............................  (1,104)     1.09     (711)      1.29      (55)       .93
                                               ------     -----    -----      -----    -----      -----
Options outstanding at end of fiscal year....   1,224    $ 2.96    1,893     $ 2.01    2,319     $ 1.27
                                               ======     =====    =====      =====    =====      =====
Options exercisable at end of fiscal year....     228    $ 3.60    1,060     $ 1.18    1,545     $ 1.13
                                               ======     =====    =====      =====    =====      =====

     At March 30, 1997, 770,000 shares were available for grant.

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

     Option groups outstanding at March 30, 1997 and related weighted average exercise price and remaining contractual life information are as follows:

  OPTION WITH           OUTSTANDING           EXERCISABLE        REMAINING
EXERCISE PRICES      -----------------     -----------------       LIFE
 RANGING FROM:       SHARES     PRICE      SHARES     PRICE       (YEARS)
----------------     ------     ------     ------     ------     ---------
$ .81  -  $ 1.88       458      $ 1.57       106      $ 1.56          8
 2.12  -    5.00       528        2.57        23        2.36         10
 5.38  -    9.25       225        6.13        99        6.08          9
10.50  -   19.63        13       13.56        --          --          9
                                                                     --
                     -----       -----       ---       -----
                     1,224      $ 2.96       228      $ 3.60          9
                     =====       =====       ===       =====         ==

     Fair value of stock options and employee purchase rights

     The fair value of options granted in fiscal 1997 and 1996 was estimated using the Black-Scholes model with the following assumptions:

                                                                            EMPLOYEE
                                                         1992 STOCK           STOCK
                                                         OPTION PLAN      PURCHASE PLAN
                                                        -------------     -------------
                                                        1997     1996     1997     1996
                                                        ----     ----     ----     ----
        Expected life (in years)......................     4        4       --       .5
        Risk-free interest rate.......................  6.0%     6.3%       --     5.2%
        Volatility....................................   82%      75%       --      75%
        Dividend yield................................    0%       0%       --       0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The weighted average fair value of Employee Stock Purchase Plan shares granted during fiscal 1996 was $.29 per share. The weighed average estimated fair value of shares granted under the 1992 Stock Option Plan during fiscal 1997 and 1996 was $2.20 and $3.20, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and employee stock purchase plan, the Company's net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts below for the years ended March 30, 1997 and March 31, 1996:

                                                                   1997         1996
                                                                 --------     --------
        Pro forma net income (loss)..........................    $(13,070)    $  5,186
        Pro forma net income (loss) per share................    $   (.46)    $    .18

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until fiscal 2001.

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

     Warrants -- In 1991, the Company issued warrants to purchase 50,000 shares of common stock at a price of $1.00 per share in connection with a credit line from a bank. In fiscal 1997, the warrants were exercised, and as provided in the warrant agreement, the warrant holder received a reduced number of shares in exchange for the aggregate purchase price due, resulting in the issuance by the Company of 46,666 shares.

NOTE 5 -- LITIGATION

     Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: two stockholder class actions are pending: Lee, et al, v. IMP, Inc., et. al., No. CV760793 (Superior Court, Santa Clara County, September 17, 1996) is a purported securities class action consolidating several complaints filed in California State Superior Court. In re IMP, Inc. Securities Litigation, No. C96-20826-SW (N.D. Cal. October 1, 1996) is a purported securities class action consolidating several complaints filed in the United States District Court for the Northern District of California. In addition, two stockholder derivative actions are pending and purport to assert claims on behalf of the Company against certain of its present and former officers and directors. They are Shockley, et. al., v. Carrington, et. al., No. CV762109 (Superior Court, Santa Clara County, January 15, 1997) and Walsh, et. al., v. Carrington, Et., al., No. C97-20238-SW (N.D. Cal. March 18, 1997. These lawsuits, all of which include similar factual allegations, allege that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims under the federal securities laws, California securities laws, and California common law. The plaintiffs in all actions seek damages in an unspecified amount.

     These cases are presently in the early stages, and no trial dates have been established. The Company believes it has valid defenses to these claims, and intends to defend them vigorously. There is no assurance, however, that the lawsuits will be resolved in a timely or satisfactory manner or that the lawsuits will be resolved without additional significant costs to the Company. The Company has incurred significant costs to date in its defense and even if the lawsuits are resolved in a timely or satisfactory manner, these lawsuits have in the past and in the future will cause management distraction from the operations of the Company. Therefore, irrespective of the outcome of the litigation, there could be a material adverse effect upon the Company's business, financial condition and results of operations. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 6 -- INCOME TAXES

     In fiscal 1997, the Company incurred a net operating loss for tax purposes. The remaining net Federal and State operating loss carry-forwards of approximately $50,600,000 and $14,600,000, respectively, may be

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

utilized to reduce future taxable income. These amounts expire beginning in 1998 through 2009. Deferred tax assets (liabilities) under SFAS 109 are comprised of the following (in thousands):

                                                          MARCH 30, 1997     MARCH 31, 1996
                                                          --------------     --------------
        Federal:
        Net operating loss, tax-effected................     $ 17,103           $ 10,703
        Non-deductible expenses.........................        4,803              3,044
        Investment and R&D tax credit...................        3,046              2,469
        Other...........................................         (124)               577
                                                             --------           --------
        Total...........................................       24,828             16,793
        Valuation allowance.............................      (24,828)           (16,793)
                                                             --------           --------
        Net deferred tax asset..........................     $     --           $     --
                                                             ========           ========

     The Company has recorded a full valuation allowance against the gross deferred tax asset, because future realization is uncertain. In accordance with SFAS 109 this valuation allowance is allocated prorata to federal and state current and non-current deferred tax assets.

NOTE 7 -- SEGMENT INFORMATION

     The Company operates in one industry segment and is engaged in the design development, manufacture and marketing of integrated circuits. Export sales to Western Europe were $62,000, $2,277,000, and $3,796,000 and to Asia $21,409,000,
$2,194,000, and $8,842,000 in fiscal 1997, 1996, and 1995, respectively. During fiscal 1997, 1996, and 1995, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:

                                                                  1997     1996     1995
                                                                  ----     ----     ----
                                                                  (IN THOUSANDS)
          Rockwell............................................     10%      33%      34%
          Iomega..............................................     39%      13%       *
          Qlogic..............................................      *       10%       *
          International Rectifier.............................     15%       *

---------------

* less than 10% of net revenues

     Sales to Rockwell, Iomega and International Rectifier are projected to be signifcantly less in future years.

NOTE 8 -- LEASING ARRANGEMENTS AND COMMITMENTS

     The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company intends to exercise such purchase options, which will require minimal payments. The Company leases its facility under a noncancelable operating lease which expires in December 1999, with options to extend the lease for two additional six year periods. Rent expense is recorded using the straight-line method and totaled $1,450,000, $1,460,000 and $1,545,000 in fiscal 1997, 1996 and

                                   IMP, INC.

         YEARS ENDED MARCH 30, 1997, MARCH 31, 1996, AND MARCH 26, 1995

1995, respectively. Future minimum lease payments, including capitalized purchase options, at March 30, 1997 are as follows (in thousands):

                                                                  CAPITAL     OPERATING
                       FISCAL YEAR ENDING MARCH 31                LEASES       LEASES
        --------------------------------------------------------- -------     ---------
        1998..................................................... $ 4,906      $ 1,448
        1999.....................................................   3,527        1,302
        2000.....................................................   1,558          977
        2001.....................................................   1,142           --
        2002.....................................................     126           --
                                                                  -------        -----
        Total minimum payments...................................  11,259      $ 3,727
                                                                                 =====
        Less imputed interest....................................  (1,470)
                                                                  -------
        Present value of payments under capital leases...........   9,789
        Less current portion.....................................  (3,733)
                                                                  -------
        Long-term lease obligations.............................. $ 6,056
                                                                  =======

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

     (1) Identification of Directors:

     The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 -- Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

     (2) Identification of Executive Officers:

        See Part I, "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the sections entitled "Share Ownership" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997, a copy of which will be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

            The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

            -- Report of Independent Accountants
            -- Balance sheets as of March 30, 1997 and March 31, 1996
            -- Statements of operations for each of the three years in the period ended March 30, 1997
            -- Statement of stockholder's equity for each of the three years in the period ended March 30, 1997
            -- Statements of cash flows for each of the three years in the period ended March 30, 1997
            -- Notes to financial statements

        2. Financial statement schedules for each of the three years in the period ended March 30, 1997:

           Report of Independent Accountants on Financial Statement Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.

        3. Listing of Exhibits

     EXHIBIT
     NUMBER                                       DESCRIPTION
    ---------     ---------------------------------------------------------------------------
     3.1(5)       Restated Certificate of Incorporation.
     3.2(1)       Bylaws.
     3.3(9)       Certificate of Amendment to Restated Certificate of Incorporation.
    10.21(1)      Real Property Lease Agreement dated as of August 26, 1981 between the
                  Company and Orchard Investment Company No. 701.
    10.22(1)      Real Property Lease Agreement dated as of July 6, 1983 between the Company and Orchard Investment Company No. 701.
    10.23(1)      Real Property Lease Agreement dated as of August 1, 1984 between the
                  Company and Orchard Investment Company No. 701.
    10.28(1)      Employment Agreement dated as of March 4, 1987, between the Company and
                  Barry Carrington.
    10.29(1)      Form of Indemnification Agreement executed by the Company and its officers and directors.
    10.39(2)      Letter Agreement dated January 21, 1988 between the Company and Barry
                  Carrington.
    10.40(2)      Letter Agreement dated October 19, 1987 between the Company and George
                  Rassam.
    10.47(6)      Technology Agreement between the Company and IMP Europe Limited.
    10.48(6)      Supply Agreement between the Company and IMP Europe Limited.
    10.49(6)      Agreement for the sale and purchase of all the A Ordinary Shares in IMP
                  Europe Limited dated as of July 3, 1990, between the Company and Dialogue
                  Semiconductor Limited.
    10.50(7)*     License Agreement dated as of September 12, 1991, between the Company and
                  Asahi Chemical Industry Co., Ltd.
    10.51(7)*     Distributorship Agreement dated as of December 1, 1991 by and between the
                  Company and Asahi Chemical Industry Co., Ltd.
    10.53(7)*     Heads of Agreement dated as of March 27, 1992, between the Company and
                  South African Micro-Electronic Systems Pty Limited.
    10.54(9)      First Amendment dated March 11, 1994 to Real Property Lease Agreement dated
                  August 26, 1981 between the Company and Orchard Investments Company No.
                  701.
    10.55(9)      First Amendment dated December 21, 1987, Second Amendment dated March 15,
                  1989, Third Amendment dated November 25,1991, Fourth Amendment dated
                  December 13, 1993 and Fifth Amendment dated March 11, 1994 to the Real
                  Estate Lease Agreement dated July 6, 1983 between the Company and Orchard
                  Investment Company No. 701.
    10.56(10)     Loan Modification Agreement dated September 19, 1995 by and between the
                  Company and Silicon Valley Bank.
    10.57(10)     Letter Agreement dated February 13, 1995 between the Company and David
                  Laws.
    10.58(10)     Real Property Sublease Agreement dated November 9, 1992 by and between the
                  Company and AT&T Resource Management Corporation, and Master Lease dated
                  September 23, 1986 by and between AT&T Resource Management Corporation and
                  American Telephone and Telegraph Company.
    10.59         Letter agreement dated December 10, 1996 between the Company an David Laws.
    23.1          Consent of Price Waterhouse LLP, Independent Accountants.
    27.1          Financial Data Schedule.

---------------

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

     (b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 26th day of June, 1997.

                                          IMP, INC.

                                          By: /s/ George Rassam

                                            ------------------------------------
                                            George Rassam
                                            Chief Financial Officer and
                                              Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Phillips Ferguson or George Rassam, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ JAMES PHILLIPS FERGUSON            President and Chief              June 26, 1997
-----------------------------------------------  Executive Officer and
            James Phillips Ferguson              Director (Principal
                                                 Executive Officer)

               /s/ GEORGE RASSAM                 Chief Financial Officer and      June 26, 1997
-----------------------------------------------  Secretary (Principal
                 George Rassam                   Financial and Accounting
                                                 Officer)

               /s/ DAVID A. LAWS                 Chairman of the Board of         June 26, 1997
-----------------------------------------------  Directors
                 David A. Laws

                /s/ ZVI GRINFAS                  Director                         June 26, 1997
-----------------------------------------------
                  Zvi Grinfas

              /s/ PETER D. OLSON                 Director                         June 26, 1997
-----------------------------------------------
                Peter D. Olson

         /s/ BERNARD V. VONDERSCHMITT            Director                         June 26, 1997
-----------------------------------------------
           Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of IMP, Inc.

Our audits of the financial statements referred to in our report dated May 9, 1997 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP

San Jose, California
May 9, 1997

                                   IMP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT THE                                   BALANCE AT
                                                  BEGINNING OF    CHARGED TO COSTS   DEDUCTIONS   THE END OF
                                                   THE PERIOD      AND EXPENSES*     WRITE-OFFS     PERIOD
                                                 --------------   ----------------   ----------   ----------
Provisions for returns, allowance and doubtful
  accounts and returns:
  Year ended March 26, 1995....................       $556             $ (239)         $    0       $  795
  Year ended March 31, 1996....................       $795             $    0          $  140       $  655
  Year ended March 30, 1997....................       $655             $3,388          $2,002       $2,041

---------------

     *Includes amounts charged directly to revenues

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
     EXHIBIT                                                                              NUMBERED
     NUMBER                                      EXHIBITS                                   PAGE
    ---------     ----------------------------------------------------------------------
     3.1(5)       Restated Certificate of Incorporation.
     3.2(1)       Bylaws.
     3.3(9)       Certificate of Amendment to Restated Certificate of Incorporation.
    10.21(1)      Real Property Lease Agreement dated as of August 26, 1981 between the
                  Company and Orchard Investment Company No. 701.
    10.22(1)      Real Property Lease Agreement dated as of July 6, 1983 between the
                  Company and Orchard Investment Company No. 701.
    10.23(1)      Real Property Lease Agreement dated as of August 1, 1984 between the
                  Company and Orchard Investment Company No. 701.
    10.28(1)      Employment Agreement dated as of March 4, 1987, between the Company and Barry Carrington.
    10.29(1)      Form of Indemnification Agreement executed by the Company and its officers and directors.
    10.39(2)      Letter Agreement dated January 21, 1988 between the Company and Barry
                  Carrington.
    10.40(2)      Letter Agreement dated October 19, 1987 between the Company and George
                  Rassam.
    10.47(6)      Technology Agreement between the Company and IMP Europe Limited.
    10.48(6)      Supply Agreement between the Company and IMP Europe Limited.
    10.49(6)      Agreement for the sale and purchase of all the A Ordinary Shares in
                  IMP Europe Limited dated as of July 3, 1990, between the Company and
                  Dialogue Semiconductor Limited.
    10.50(7)*     License Agreement dated as of September 12, 1991, between the Company and Asahi Chemical Industry Co., Ltd.
    10.51(7)*     Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.
    10.53(7)*     Heads of Agreement dated as of March 27, 1992, between the Company and
                  South African Micro-Electronic Systems Pty Limited.
    10.54(9)      First Amendment dated March 11, 1994 to Real Property Lease Agreement dated August 26, 1981 between the Company and Orchard Investments
                  Company No. 701.
    10.55(9)      First Amendment dated December 21, 1987, Second Amendment dated March
                  15, 1989, Third Amendment dated November 25,1991, Fourth Amendment dated December 13, 1993 and Fifth Amendment dated March 11, 1994 to the Real Estate Lease Agreement dated July 6, 1983 between the Company and Orchard Investment Company No. 701.
    10.56(10)     Loan Modification Agreement dated September 19, 1995 by and between the Company and Silicon Valley Bank.
    10.57(10)     Letter Agreement dated February 13, 1995 between the Company and David
                  Laws.

                                                                                        SEQUENTIALLY
     EXHIBIT                                                                              NUMBERED
     NUMBER                                      EXHIBITS                                   PAGE
    10.58(10)     Real Property Sublease Agreement dated November 9, 1992 by and between the Company and AT&T Resource Management Corporation, and Master Lease
                  dated September 23, 1986 by and between AT&T Resource Management
                  Corporation and American Telephone and Telegraph Company.
    10.59         Letter agreement dated December 10, 1996 between the Company an David
                  Laws.
    23.1          Consent of Price Waterhouse LLP, Independent Accountants.
    27.1          Financial Data Schedule.

---------------

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