Form 10-Q
period 1997-06-29
IMP INC
filed 1997-08-06
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 29, 1997 or

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


        2830 North First Street, San Jose, CA 95134
         -------------------------------------------
         (Address of principal         (Zip Code)
         executive offices)

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

                                                    Outstanding at
Common Stock, $0.001 par value                      June 29, 1997
                                                    -------------
                                                      28,215,049

                                   IMP, Inc.

                                   FORM 10-Q
                                 FIRST QUARTER

                                     INDEX

                                                        Page
  Part I:  Financial Information (unaudited)


           Condensed Balance Sheet at                     4
             June 29, 1997 and March 30, 1997

           Condensed Statement of                         5
             Operations for the three months ended
             June 29, 1997 and June 30, 1996

           Condensed Statement of Cash                    6
             Flows for the three months ended
             June 29, 1997 and June 30, 1996

           Notes to condensed financial                   8
             statements

           Management's discussion and analysis of        10
             financial condition and results of
             operations

Part II:  Other Information

           Item 1, Legal Proceedings                      13

           Signatures                                     14

                                    IMP, Inc.

                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                          June 29, 1997   March 30, 1997
                                          =============   =============
ASSETS
Current assets:
  Cash and cash equivalents                  $ 13,502        $ 13,306
  Accounts receivable - net                     4,444           6,112
  Inventories                                   2,597           3,306
  Deposits and other current assets             1,707             759
                                             --------        --------
      Total current assets                     22,250          23,483
Leasehold improvements and equipment           86,016          85,998
  Accumulated depreciation                    (73,830)        (72,285)
                                             --------        --------
  Net leasehold improvements and equipment     12,186          13,713
Other long term assets                             75              75
                                             --------        --------
                                             $ 34,511        $ 37,271
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable           $  3,688        $  3,739
  Trade accounts payable                        3,949           4,111
  Accrued payroll and related expenses          1,557           1,563
  Other accrued liabilities                       505             750
  Current portion of capital
    lease obligations                           3,680           3,733
                                             --------        --------
      Total current liabilities                13,379          13,896
Long-term portion of notes payable and
    capital lease obligations                   7,776           9,074
Stockholders' equity:
  Common stock                                     30              30
  Additional paid-in capital                   70,326          70,274
  Accumulated deficit                         (53,103)        (52,106)
  Treasury stock at cost                       (3,897)         (3,897)
                                             --------        --------
      Total stockholders' equity               13,356          14,301
                                             --------        --------
                                             $ 34,511        $ 37,271
                                             ========        ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.

                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                               Three Months Ended
                                          -----------------------------
                                          June 29, 1997   June 30, 1996
                                          -------------   -------------
Net revenues                                $ 11,006        $ 23,525
Cost of revenues                               7,841          15,563
                                          -------------   -------------
      Gross profit                             3,165           7,962
Operating expenses:
  Research and development                     2,058           2,840
  Selling, general and administrative          1,792           2,242
                                          -------------   -------------

Operating income (loss)                         (685)          2,880
Interest:
  Expense                                       (438)           (397)
  Income                                         126              62
                                          -------------   -------------
      Net interest                              (312)           (335)
Income (loss) before provision for
  income taxes                                  (997)          2,545
Provision for income taxes                        --              70
                                          -------------   -------------
Net income (loss)                           $   (997)       $  2,475
                                          =============   =============

Net income (loss) per share                 $   (.04)       $    .09
                                          =============   =============

Shares used in computing
  net income (loss) per share                 28,209          28,804
                                          =============   =============


See notes to unaudited condensed financial statements.

                                    IMP, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                     Three Months Ended
                                                -----------------------------
                                                June 29, 1997   June 30, 1996
                                                -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                 $  (997)       $ 2,475
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization                     1,545          1,800
    Increase (decrease) from changes in:
         Accounts receivable                          1,668         (2,898)
         Inventories                                    709         (1,758)
         Deposits and other current assets             (948)          (961)
         Trade accounts payable                        (162)         2,197
         Accrued payroll and related expenses            (6)          (464)
         Other accrued liabilities                     (245)          (953)
                                                    -------       -------
  Net cash (used for) provided by
    operating activities                              1,564           (562)
                                                    -------       -------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                  (18)        (1,500)
                                                    -------       -------
Cash flows from financing activities:
  Payments of principal under capital
  lease obligations, net                               (977)           570
  Payments on notes payable                            (425)        (1,000)
  Proceeds from issuance of common stock                 52          1,102
                                                    -------       -------
  Net cash (used for) provided by
     financing activities                            (1,350)           672

Net increase (decrease) in cash and cash
 equivalents                                            196        (1,390)
Cash and cash equivalents at beginning of
  the period                                         13,306         9,038
                                                    -------       -------
 Cash and cash equivalents at end of the
  period                                            $13,502       $ 7,648
                                                    =======       =======
Supplemental cash flow disclosures:
  Interest paid                                     $   312       $   335
Supplemental non cash disclosures:
  Equipment under capital lease                          --       $   100

See notes to unaudited condensed financial statements.

                                    IMP, Inc.

                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

1.         Basis of presentation

           The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended March 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31.

2.         Inventories

           Inventories consist of:

                                  June 29, 1997     March 30, 1997
                                  -------------     --------------

               Raw materials         $  623            $  965
               Work-in-process        1,312             1,589
               Finished goods           662               752
                                     ------            ------
                                     $2,597            $3,306
                                     ======            ======

3.         Notes Payable

           Line of credit - At June 29, 1997, the Company had a line of credit agreement with a bank which provides for borrowings up to the lessor of $5,000,000 or 80% of eligible account receivable. No amounts were outstanding under this line of credit. The agreement expires on October 31, 1997, and the Company intends to renew the line.

           Bank equipment term loan - The Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. Under the agreement the Company is restricted from paying dividends and is required to maintain certain financial ratios among other covenants. At June 29, 1997 the Company was not in compliance with certain financial covenants, for which it expects to obtain a waiver from the bank. The balance outstanding under this line on June 29, 1997 was approximately $2,500,000.

           Equipment notes payable - The Company had a $5,000,000 facility with assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at June 29, 1997 was approximately $3,800,000.


4.         Earning per share

           In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No 128 ("SFAS 128") "Earning per Share". This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming SFAS 128 had been applied during the periods presented;

                                                                    Three Months Ended
                                                            ------------------------------------
                                                                June 29            June 30,
                                                                 1997                1996
                                                            ----------------    ----------------

            Primary net income (loss) per share as reported      $(.04)               $.09
            Pro forma basic net income (loss) per share           (.04)                .09
            Pro forma diluted net income (loss) per share         (.04)                .09

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future results."

Results of Operations - First Quarter of Fiscal 1998 Compared to First Quarter of Fiscal 1997

Net revenues for the first quarter of fiscal 1998 were $11.0 million compared to $23.5 million for the same period of the prior year. However, revenues are up from the prior quarter revenue of $8.0 million, reflecting recovery in the semiconductor industry, and increased demand for the Company's foundry services.

Cost of revenues in the first fiscal quarter of 1998 was 71% of revenues compared to 66% for the same quarter in the prior year. Cost of revenues in the first quarter of fiscal 1998 are higher as a result of less than optimum utilization of the Company's foundry.

Research and development expenses were $2,058,000 in the first quarter of fiscal 1998 compared to $2,840,000 in the corresponding quarter of the prior year. Due to the downturn in the Company's business, the Company is currently evaluating its planned expense levels for research and development. The Company believes that research and development expense will remain at or below the fiscal 1997 level during fiscal 1998, but it could fluctuate as a percentage of sales.

Selling, general and administrative expenses were $1,792,000 on the first quarter of fiscal 1998 down from $2,242,000 in the same quarter of the prior year. The decrease was primarily due to lower commission expenses and reduction in costs resulting from the Company's exit from the gate array business during the second quarter of fiscal 1997.

Net interest expense was $312,000 for the first quarter of fiscal
1998, compared to $335,000 for fiscal 1997. The decrease is attributed to decreased borrowings.

Net loss for the first quarter of fiscal 1998 was $997,000 compared to net income of $2,475,000 for the same period of the prior year. This resulted in a loss per share of $.04 for the first quarter of fiscal 1998 compared to $.09 income per share in the same period of the prior year.

Liquidity and Capital Resources

At June 29, 1997, the Company had cash and cash equivalents of approximately $13,502,000. While the Company's cash situation is currently stable, business conditions remain uncertain and although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

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

Iomega, which accounted for approximately 39% of revenues in fiscal 1997, has advised the Company that the Company's products will not be a part of Iomega's long-term product strategy and sales to Iomega are projected to be lower in the foreseeable future than they were during fiscal 1997. Orders from the Company's largest foundry customer, International Rectifier, declined significantly during the year and sales in the foreseeable future are projected to be significantly less than they were during fiscal 1997. Orders for Rockwell were completed during the fiscal year and the Company does not anticipate continued sales to Rockwell in fiscal 1998. The above described actions by such major customers, along with other cancellations and delays by the Company's customers will adversely affect the Company's business and results of operations through fiscal 1998 and for the foreseeable future. Any further decline in demand for the Company's products, or any other decline in the demand by end-users of the products produced by the Company's customers could lead to a further decline in, or cancellation of, orders for the Company's products by its customers, which could adversely affect the Company's business and results of operations.

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

                              Signatures
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               IMP, Inc.
                               Registrant


                      /s/GEORGE RASSAM
-------------        ---------------------------------
August 4, 1997       George Rassam
                     Chief Financial Officer

                          INDEX TO EXHIBITS

    Exhibit
     Number                                  Exhibits
    -------                                  --------
      27                               Financial Data Schedule