Form 10-Q
period 1997-10-28
IMP INC
filed 1997-10-31
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number     0-15858
                                 -----------
          IMP, Inc.
          ---------
          (Exact name of registrant as specified in its charter)

              Delaware                                 94-2722142
              --------                                 ----------
          (State or other jurisdiction               (IRS Employer
           of incorporation or                     Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
          (Address of principal                      (Zip Code)
           executive offices)

          Registrant's telephone number, including area code (408) 432-9100

          --------------------------------------------------
          (Former name, former address and former fiscal year if changed since last report)

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

                                            Outstanding at
Common Stock, $0.001 par value              September 28, 1997
                                            ------------------
                                                28,215,736

                                    IMP, Inc.
                                    FORM 10-Q
                                 SECOND QUARTER

                                      INDEX

  Part I:  Financial Information (unaudited)

                                                                      Page

        Condensed Balance Sheet at                                      4
          September 28, 1997 and March 30, 1997

        Condensed Statement of                                          5
          Operations for the three months ended
          September 28, 1997 and September 29, 1996

        Condensed Statement of                                          6
          Operations for the six months ended
          September 28, 1997 and September 29, 1996

        Condensed Statement of Cash Flows for the                       7
          six months ended September 28, 1997 and
          September 29, 1996

        Notes to condensed financial                                    9
          statements

        Management's discussion and analysis of                         11
          financial condition and results of
          operations


Part II:  Other Information

        Item 1, Legal Proceedings                                       15

        Signatures                                                      16

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


ASSETS
                                                     Sept 28, 1997         March 30, 1997
                                                     -------------         --------------

Current assets:
  Cash and cash equivalents                            $  13,679              $  13,306
  Accounts receivable - net                                4,403                  6,112
  Inventories                                              1,792                  3,306
  Deposits and other current assets                        2,099                    759
                                                        --------              ---------
      Total current assets                                21,973                 23,483
Leasehold improvements and equipment                      86,080                 85,998
  Accumulated depreciation                               (75,359)               (72,285)
                                                         -------                -------
  Net leasehold improvements and equipment                10,721                 13,713
Other long term assets                                        75                     75
                                                     -----------            -----------
                                                       $  32,769             $   37,271
                                                         =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                      $   4,102             $   3,739
  Trade accounts payable                                    3,447                 4,111
  Accrued payroll and related expenses                      2,151                 1,563
  Other accrued liabilities                                   522                   750
  Current portion of capital
    lease obligations                                       5,417                 3,733
                                                        ---------             ---------
      Total current liabilities                            15,639                13,896
Long-term portion of notes payable and
    capital lease obligations                               4,270                 9,074
Stockholders' equity:
  Common stock                                                 30                    30
  Additional paid-in capital                               70,326                70,274
  Accumulated deficit                                     (53,599)              (52,106)
  Treasury stock at cost                                   (3,897)               (3,897)
                                                         --------              --------
      Total stockholders' equity                           12,860                14,301
                                                          -------               -------
                                                        $  32,769             $  37,271
                                                          =======               =======


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                     Three Months Ended
                                            --------------------------------
                                            Sept 28, 1997      Sept 29, 1996
                                            -------------      -------------

Net revenues                                   $ 11,021           $ 18,211
Cost of revenues                                  7,745             18,552
                                               --------           --------
      Gross profit                                3,276               (341)
Operating expenses:
  Research and development                        1,897              2,894
  Selling, general and administrative             1,678              4,554
  Restructuring charges                            --                1,865
                                               --------           --------

Operating income (loss)                            (299)            (9,651)
Interest:
  Expense                                          (370)              (416)
  Income                                            173                 69
                                               --------           --------
      Net interest                                 (197)              (347)
Income (loss) before provision for
  income taxes                                     (496)            (9,998)
Provision for income taxes                         --                 --
                                               --------           --------
Net income (loss)                              $   (496)          $ (9,998)
                                               ========           ========

Net income (loss) per share                    $   (.02)          $   (.35)
                                               ========           ========

Shares used in computing
  net income (loss) per share                    28,216             28,434
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                    Six Months Ended
                                            --------------------------------
                                            Sept 28, 1997      Sept 29, 1996
                                            -------------      -------------

Net revenues                                   $ 22,027           $ 41,736
Cost of revenues                                 15,586             34,115
                                               --------           --------
      Gross profit                                6,441              7,621
Operating expenses:
  Research and development                        3,955              5,734
  Selling, general and administrative             3,470              6,796
  Restructuring charges                            --                1,862
                                               --------           --------

Operating income (loss)                            (984)            (6,771)
Interest:
  Expense                                          (808)              (814)
  Income                                            299                132
                                               --------           --------
      Net interest                                 (509)              (682)
Income (loss) before provision for
  income taxes                                   (1,493)            (7,453)
Provision for income taxes                         --                   70
                                               --------           --------
Net income (loss)                              $ (1,493)          $ (7,523)
                                               ========           ========

Net income (loss) per share                    $   (.05)          $   (.26)
                                               ========           ========

Shares used in computing
  net income (loss) per share                    28,213             28,619
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                              Six Months Ended
                                                       ----------------------------------
                                                       Sept 28, 1997        Sept 29, 1996
                                                       -------------        -------------

Cash flows from operating activities:
  Net income (loss)                                       $ (1,493)          $ (7,523)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization                            3,074              3,594
    Increase (decrease) from changes in:
         Accounts receivable                                 1,709                616
         Inventories                                         1,514              2,420
         Deposits and other current assets                  (1,340)              (826)
         Trade accounts payable                               (664)             3,084
         Accrued payroll and related expenses                  588               (351)
         Other accrued liabilities                            (228)            (1,082)
                                                          --------           --------
  Net cash (used for) provided by
    operating activities                                     3,160                (68)
                                                          --------           --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                         (82)              (200)
                                                          --------           --------
Cash flows from financing activities:
  Proceeds from lease extension (payments of
  principal under capital lease obligation), net            (2,757)               309
  Payments on notes payable                                   --                1,311
  Proceeds from issuance of common stock                        52              1,166
                                                          --------           --------
  Net cash (used for) provided by
     financing activities                                   (2,705)               164




Net increase (decrease) in cash and cash
 equivalents                                                   373               (104)
Cash and cash equivalents at beginning of
  the period                                                13,306              9,038
                                                          --------           --------
Cash and cash equivalents at end of the
  period                                                  $ 13,679           $  8,934
                                                          ========           ========
Supplemental cash flow disclosures:
  Interest paid                                           $    509           $    682
Supplemental non cash disclosures:
  Equipment under capital lease                               --             $  2,843


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

2.    Inventories

      Inventories consist of:

                          Sept 28, 1997    March 30, 1997
                          -------------    --------------

      Raw materials            $  708          $  965
      Work-in-process             742           1,589
      Finished goods              342             752
                               ------          ------
                               $1,792          $3,306
                               ======          ======

3.    Notes Payable

      Line of credit - At September 28, 1997, the Company had a line of credit agreement with a bank which provides for borrowings up to the lessor of $5,000,000 or 80% of eligible account receivable. No amounts were outstanding under this line of credit. The agreement expires on October 31, 1997, and the Company intends to renew the line.

      Bank equipment term loan - The Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. Under the agreement the Company is restricted from paying dividends and is required to maintain certain financial ratios among other covenants. At September 28, 1997 the Company was not in compliance with certain financial covenants, for which it expects to obtain a waiver from the bank. The balance outstanding under this line on September 28, 1997 was approximately $2,300,000.

      Equipment notes payable - The Company had a $5,000,000 facility with assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at September 28, 1997 was approximately $3,500,000.


4.    Earning per share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128 ("SFAS 128") "Earning per Share". This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming SFAS 128 had been applied during the periods presented;

                                                          Three Months Ended
                                                        -----------------------
                                                        Sept 28,       Sept 29,
                                                          1997           1996
                                                        --------       --------

      Primary net income (loss) per share as reported    $ (.02)        $ (.35)
      Pro forma basic net income (loss) per share          (.02)          (.35)
      Pro forma diluted net income (loss) per share        (.02)          (.35)

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future results."

Results of Operations - Second Quarter of Fiscal 1998 Compared to Second Quarter of Fiscal 1997

Net revenues for the second quarter of fiscal 1998 were $11.0 million compared to $18.2 million for the same period of the prior year. However, revenues are flat from the prior quarter revenue of $11.0 million. This is due to shift in demand, lower for some customers offset by higher demand for others and additional new business for foundry.

Cost of revenues in the second fiscal quarter of 1998 was 70% of revenues compared to 102% for the same quarter in the prior year. Cost of revenues in the second quarter of fiscal 1998 are lower. Fiscal 1997 was adversely impacted by an increase in inventory reserves.

Research and development expenses were $1,897,000 in the second quarter of fiscal 1998 compared to $2,894,000 in the corresponding quarter of the prior year. The Company believes that research and development expense will remain at or below the fiscal 1997 level during fiscal 1998, but it could fluctuate as a percentage of sales.

Selling, general and administrative expenses were $1,678,000 on the second quarter of fiscal 1998 down from $4,554,000 in the same quarter of the prior year. The decrease was primarily due to lower commission expenses and reduction in costs resulting from the Company's exit from the gate array business during the second quarter of fiscal 1997.

Net interest expense was $197,000 for the second quarter of fiscal 1998, compared to $347,000 for fiscal 1997. The decrease is attributed to decreased borrowings.

Net loss for the second quarter of fiscal 1998 was $496,000 compared to net loss of $9,998,000 for the same period of the prior year. This resulted in a loss per share of $.02 for the second quarter of fiscal 1998 compared to $.35 loss per share in the same period of the prior year.

Results of Operations - First Six Months of Fiscal 1998 Compared to First Six Months of Fiscal 1997

Net revenues for the six month period ended September 28, 1997 were down by 47% compared to the same period of the prior year. The decrease in revenues were due to lower demand by customers.

Cost of revenues in the six month period ended September 28, 1997 was 71% of revenues compared to 82% in the corresponding period of the prior year. Fiscal 1997 was adversely impacted by an increase in inventory reserves.

Research and development expenses were $3,955,000 for the six month period ended September 28, 1997 compared to $5,734,000 in the comparable period of fiscal 1997. The Company believes that research and development costs will remain below the fiscal 1997 level.

Selling, general and administrative expenses were $3,470,000 for the six months ended September 28, 1997 compared to $6,796,000 in the corresponding period of the prior year. Fiscal 1997 was adversely impacted by an increase in accounts receivable reserves.

Net interest expense was $509,000 for the six month period ended September 28, 1997 compared to $682,000 for the corresponding period of the prior year.

Net loss was $1,493,000 for the six month period ended September 28, 1997 compared to a loss of $7,523,000 for the same period of the prior year. Loss per share was $.05 for the six month period ended September 28, 1997 compared to $.26 loss per share for the same period of the prior year.

Liquidity and Capital Resources

At September 28, 1997, the Company had cash and cash equivalents of approximately $13,679,000. While the Company's cash situation is currently stable, business conditions remain uncertain and although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

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



                                       IMP, Inc.
                                       Registrant


                                       /s/ GEORGE RASSAM
----------------                       ---------------------------------
October 30, 1997                       George Rassam
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------
   27                Financial Data Schedule