Form 10-Q
period 1997-12-28
IMP INC
filed 1998-02-11
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  December 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number     0-15858

          IMP, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                               94-2722142
          ----------------------------              -------------
          (State or other jurisdiction              (IRS Employer
           of incorporation or                    Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
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

                                             Outstanding at
Common Stock, $0.001 par value              December 28, 1997
                                            -----------------
                                              28,246,418

                                    IMP, Inc.
                                    FORM 10-Q
                                  THIRD QUARTER

                                      INDEX

  Part I:  Financial Information (unaudited)

                                                                                      Page
         Condensed Balance Sheet at                                                     4
           December 28, 1997 and March 30, 1997

         Condensed Statement of                                                         5
           Operations for the three months ended
           December 28, 1997 and December 29, 1996

         Condensed Statement of                                                         6
           Operations for the nine months ended
           December 28, 1997 and December 29, 1996

         Condensed Statement of Cash                                                    7

           Flows for the nine months ended
           December 28, 1997 and December 29, 1996

         Notes to condensed financial                                                   9
           statements

         Management's discussion and analysis of                                        11
           financial condition and results of
           operations


Part II:  Other Information

         Item 1, Legal Proceedings                                                      15

         Signatures                                                                     16

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


ASSETS
                                                   Dec 28, 1997   March 30, 1997
                                                     --------        --------
Current assets:
  Cash and cash equivalents                          $ 13,554        $ 13,306
  Accounts receivable - net                             5,508           6,112
  Inventories                                           2,548           3,306
  Deposits and other current assets                     1,385             759
                                                     --------        --------
      Total current assets                             22,995          23,483
Leasehold improvements and equipment                   86,259          85,998
  Accumulated depreciation                            (76,831)        (72,285)
                                                     --------        --------
  Net leasehold improvements and equipment              9,428          13,713
Other long term assets                                     75              75
                                                     --------        --------
                                                     $ 32,498        $ 37,271
                                                     ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                             $  6,226        $  4,111
  Accrued payroll and related expenses                  1,687           1,563
  Other accrued liabilities                               368             750
  Current portion of capital lease obligations
    and notes payable                                   8,747           7,472
                                                     --------        --------
      Total current liabilities                        17,028          13,896
Long-term portion of notes payable
    and capital lease obligations                       3,706           9,074
Stockholders' equity:
  Common stock                                             30              30
  Additional paid-in capital                           70,370          70,274
  Accumulated deficit                                 (54,739)        (52,106)
  Treasury stock at cost                               (3,897)         (3,897)
                                                     --------        --------
      Total stockholders' equity                       11,764          14,301
                                                     --------        --------
                                                     $ 32,498        $ 37,271
                                                     ========        ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                               Three Months Ended
                                            ------------------------
                                          Dec 28, 1997    Dec 29, 1996
                                            --------        --------
Net revenues                                $  9,398        $ 15,127
Cost of revenues                               7,056          13,071
                                            --------        --------
      Gross profit                             2,342           2,056
Operating expenses:
  Research and development                     2,400           2,494
  Selling, general and administrative            965           1,441
  Restructuring charges                           --              --
                                            --------        --------

Operating income (loss)                       (1,023)         (1,879)
Interest:
  Expense                                       (261)           (348)
  Income                                         144              94
                                            --------        --------
      Net interest                              (117)           (254)
Income (loss) before provision for
  income taxes                                (1,140)         (2,133)
Provision for income taxes                        --              --
                                            --------        --------
Net income (loss)                           $ (1,140)       $ (2,133)
                                            ========        ========

Basic and diluted net income (loss)
  per share                                 $   (.04)       $   (.08)
                                            ========        ========

Shares used to compute basic and
  diluted net income (loss) per share         28,246          28,134
                                            ========        ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                Nine Months Ended
                                            ------------------------
                                          Dec 28, 1997   Dec 29, 1996
                                            --------        --------
Net revenues                                $ 31,425        $ 56,863
Cost of revenues                              22,642          47,186
                                            --------        --------
      Gross profit                             8,783           9,677
Operating expenses:
  Research and development                     6,355           8,228
  Selling, general and administrative          4,435           8,237
  Restructuring charges                           --           1,862
                                            --------        --------

Operating income (loss)                       (2,007)         (8,650)
Interest:
  Expense                                     (1,068)         (1,161)
  Income                                         442             225
                                            --------        --------
      Net interest                              (626)           (936)
Income (loss) before provision for
  income taxes                                (2,633)         (9,586)
Provision for income taxes                        --              70
                                            --------        --------
Net income (loss)                           $ (2,633)       $ (9,656)
                                            ========        ========

Basic and diluted net income (loss)
  per share                                 $   (.09)       $   (.34)
                                            ========        ========

Shares used to compute basic and
  diluted net income (loss) per share         28,224          28,096
                                            ========        ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                       Nine Months Ended
                                                    ------------------------
                                                  Dec 28, 1997     Dec 29, 1996
                                                    --------        --------
Cash flows from operating activities:
  Net income (loss)                                 $ (2,633)       $ (9,656)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization                      4,546           5,377
    Increase (decrease) from changes in:
         Accounts receivable                             604           5,334
         Inventories                                     758           7,572
         Deposits and other current assets              (626)           (176)
         Trade accounts payable                         2115          (2,293)
         Accrued payroll and related expenses            124            (594)
         Other accrued liabilities                      (382)         (1,169)
                                                    --------        --------
  Net cash (used for) provided by
    operating activities                               4,506           4,395
                                                    --------        --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                  (261)           (214)
                                                    --------        --------
Cash flows from financing activities:
  Payments of principal under capital
     lease obligation                                 (4,093)           (235)
  Payments on notes payable                               --            (735)
  Proceeds from issuance of common stock                  96           1,219
                                                    --------        --------
  Net cash (used for) provided by
     financing activities                             (3,997)            249

Net increase (decrease) in cash and cash
 equivalents                                             248           4,430
Cash and cash equivalents at beginning of
  the period                                          13,306           9,038
                                                    --------        --------
Cash and cash equivalents at end of the
  period                                            $ 13,554        $ 13,468
                                                    ========        ========
Supplemental cash flow disclosures:
  Interest paid                                     $    626        $    937
Supplemental non cash disclosures:
  Equipment under capital lease                           --        $  2,843


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

2.       Inventories

            Inventories consist of:


                   Dec 28, 1997  March 30, 1997
                      ------       ------
Raw materials         $  863       $  965
Work-in-process        1,089        1,589
Finished goods           596          752
                      ------       ------
                      $2,548       $3,306
                      ======       ======

3.       Notes Payable

         Line of credit - At December 28, 1997, the Company had an extension on its line of credit agreement with a bank which provides for borrowings up to the lessor of $5,000,000 or 80% of eligible account receivable. No amounts were outstanding under this line of credit. The agreement expired on October 31, 1997, and the Company is in the process of renewing the line.

         Bank equipment term loan - The Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. Under the agreement the Company is restricted from paying dividends and is required to maintain certain financial ratios among other covenants. At December 28, 1997 the

         Company was not in compliance with certain financial covenants, for which it expects to obtain a waiver from the bank. The balance outstanding under this line on December 28, 1997 was approximately $2,200,000.

         Equipment notes payable - The Company had a $5,000,000 facility with an assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at December 28, 1997 was approximately $3,300,000.


4.       Earning per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128 ("SFAS 128") "Earning per Share". This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. As required, the Company adopted the new standard in the fourth calendar quarter of 1997.


                      (In thousands except per share data)


                                           Three Months Ended              Nine Months Ended
                                        ------------------------        ------------------------
                                      Dec 28, 1997     Dec 29, 1996   Dec 28, 1997     Dec 29, 1996
                                        --------        --------        --------        --------
Net loss available to
  stockholders (numerator)              ($ 1,140)       ($ 2,133)       ($ 2,633)       ($ 9,656)

Share calculation (denominator):

Weighted aveage shares oustanding         28,246          28,134          28,224          28,096

Basic and diluted loss per share        ($  0.04)       ($  0.06)       ($  0.09)       ($  0.34)
                                        ========        ========        ========        ========



Options to purchase 284,588 and 284,588 shares of common stock were oustanding during the three and nine month periods ended December 28, 1997 and December 29, 1996 respectively but were not included in the computations of diluted EPS as the Company was in a loss situation and to do so would have been anti-dilutive.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future results."

Results of Operations - Third Quarter of Fiscal 1998 Compared to Third Quarter of Fiscal 1997

Net revenues for the third quarter of fiscal 1998 were $9.4 million compared to $15.1 million for the same period of the prior year. However, revenues are down from the prior quarter revenue of $11.0 million. This is due to loss of Iomega revenue offset by additional revenue from the Company's foundry business.

Cost of revenues in the third fiscal quarter of 1998 was 75% of revenues compared to 86% for the same quarter in the prior year. Fiscal 1997 was adversely impacted by an increase in inventory reserves.

Research and development expenses were $2,400,000 in the third quarter of fiscal 1998 compared to $2,494,000 in the corresponding quarter of the prior year. The Company expensed $350,000 for costs associated with certain product licensing fees.

Selling, general and administrative expenses were $965,000 on the third quarter of fiscal 1998 down from $1,441,000 in the same quarter of the prior year. The decrease was primarily due to lower commission expenses.

Net interest expense was $117,000 for the third quarter of fiscal 1998, compared to $254,000 for fiscal 1997. The decrease is attributed to decreased borrowings.

Net loss for the third quarter of fiscal 1998 was $1,140,000 compared to net loss of $2,133,000 for the same period of the prior year. This resulted in a loss per share of $.04 for the third quarter of fiscal 1998 compared to $.08 loss per share in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 1998 Compared to First Nine Months of Fiscal 1997

Net revenues for the nine month period ended December 28, 1997 were down by 45% compared to the same period of the prior year. The decrease in revenues were due to lower demand by customers.

Cost of revenues in the nine month period ended December 28, 1997 was 72% of revenues compared to 83% in the corresponding period of the prior year. Fiscal 1997 was adversely impacted by an increase in inventory reserves.

Research and development expenses were $6,355,000 for the nine month period ended December 28, 1997 compared to $8,228,000 in the comparable period of fiscal 1997. The Company believes that research and development costs will remain below the fiscal 1997 level.

Selling, general and administrative expenses were $4,435,000 for the nine months ended December 28, 1997 compared to $8,237,000 in the corresponding period of the prior year. Fiscal 1997 was adversely impacted by an increase in accounts receivable reserves.

Net interest expense was $626,000 for the nine month period ended December 28, 1997 compared to $936,000 for the corresponding period of the prior year.

Net loss was $2,633,000 for the nine month period ended December 28, 1997 compared to a loss of $9,656,000 for the same period of the prior year. Loss per share was $.09 for the nine month period ended December 28, 1997 compared to $.34 loss per share for the same period of the prior year.

Liquidity and Capital Resources

At December 28, 1997, the Company had cash and cash equivalents of approximately $13,554,000. While the Company's cash situation is currently stable, business conditions remain uncertain and although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

Factors Affecting Future Results

The Company's business, financial condition and results of operations have been, and may in the future, be affected by a variety of factors, including markets for its products and those of its customers, foundry utilization, concentration of customers, the Southeast Asia financial crisis, its ability to retain trained design and process engineers, the development and introduction of new technology and products and the availability of raw materials. The fulfillment arrangements for standard analog products generally provide that orders may be terminated at will by either party and the customer is not required to commit to purchase a specific number of products, although cancellation or rescheduling charges may be imposed in certain circumstances. The unanticipated loss of any of its major customers or the unanticipated cancellation or rescheduling of orders by any of them could have a material adverse impact on the Company's business, particularly if the Company's efforts with other customers do not result in the volume of manufacturing orders anticipated by the Company.

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

The "year 2000 issue". Currently the Company is working with its vendors who supplied large systems for engineering and production. The Company is in the process of developing a plan to determine the impact of the third party software on its operations.

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



                           IMP, Inc.
                           Registrant


                           /s/ George Rassam
--------------             ---------------------------------
February 11, 1998          George Rassam
                           Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit 27                 Financial Data Schedule