Form 10-K
period 1998-03-29
IMP INC
filed 1998-06-26
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 1998
                                          OR

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

        Yes   [X]       No   [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 25, 1998 was approximately $28,435,139 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On June 25, 1998, approximately 30,347,000 shares of Common Stock, $.001 par value, were outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE.

        Information contained in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998 has been incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM I.   BUSINESS.

        This Annual Report on Form 10-K, and the documents incorporated herein by reference, contains forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

Statements regarding IMP's business that are not historical facts are "forward-looking statements" that involve risks and uncertainties, including, but not limited to demand for the Company's products, foundry utilization, the ability of the Company to develop new products, demand by end-users of the products produced by the Company's customers, and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. Words such as "anticipates," "expects," "intends," "plan," "believe," "seeks," "estimates," and variations of such words and similar expressions relating to the future operations are intended to identify forward-looking statements.

All forward-looking statements are based on the Company's current expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statement.

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Form 10-K and in the documents incorporated herein by reference. Particular attention should be paid to the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise. However, readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations") and any current reports on Form 8-K.


INTRODUCTION

IMP, Inc., ("IMP", or the "Company") designs, develops, manufactures, and markets linear and mixed-signal integrated circuits ("ICs"), collectively referred to as analog circuits, for computer, communications and control applications. The Company also provides silicon wafer manufacturing ("foundry"), test, and assembly services to OEM customers and other semiconductor companies.

IMP operates an ISO 9001 certified wafer-fabrication plant and test facility in San Jose, California capable of producing CMOS, BiCMOS, EEPROM and high-voltage technologies, which are tailored to meet IMP analog design requirements and specific customer specifications. The Company believes that its in-house wafer fabrication capability provides a competitive advantage because it facilitates close collaboration between design and process engineers, provides control over wafer supply and quality, offers the potential for lower manufacturing costs, and accelerates product introduction schedules. The Company believes that it has adequate wafer production capacity to support its near term plans.

The Company was originally incorporated in California in January 1981 as International Microelectronic Products. It reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987 and the new corporation succeeded to the business of its predecessor. The Company made its initial public stock offering in 1987 and is traded on the Nasdaq National Market System under the symbol IMPX. The Company amended its Certificate of Incorporation in September 1993 to change its name to IMP, Inc. The Company's principal executive offices are located at 2830 North First Street, San Jose, California 95134-2071, and its telephone number is (408) 432-9100.


IMP BACKGROUND

IMP was founded to serve a developing market opportunity for CMOS standard-cell, customer-designed Application-Specific ICs ("ASICs") employing advanced computer aided engineering software and libraries of pre-characterized cells. The Company built its own wafer fabrication and testing facility to provide fast turnaround engineering services for its customers. The Company has produced wafers for more than one thousand mask designs for customers ranging from AT&T, Adaptec, Daimler-Benz, and Level One, to Rockwell and Siemens. In the mid-1980s the Company believes that it was one of the first vendors to combine analog and digital functions on the same chip to create cell-based, mixed-signal devices.

Beginning in 1990, IMP focused the majority of its manufacturing capacity and sales activities on the supply of wafer foundry services to other semiconductor companies. The Company's cell design, product and test engineering personnel were re-deployed to develop highly integrated, IMP proprietary application-specific, analog circuits for mass-storage and control applications. These IMP designed products included some of the industry's first commercial electrically programmable analog devices.

IMP mass-storage circuits have included programmable filters, integrated read-channels, preamplifiers, write drivers and other complex products for disk drive and PC tape back-up peripheral systems. From fiscal 1996 through 1998, the Company supplied over eight million read-channel IC's to Iomega Corporation, for the Ditto(TM) and Zip(TM) removable-media storage drives. Other customers for these products have included Hewlett-Packard, Conner Peripherals, Seagate Technology, and the 3M Corporation (now Imation).

In order to diversify its business base across a broader range of markets, customers, and applications, in fiscal 1997 new management redirected the Company's product development and marketing efforts towards industry-standard analog integrated circuits.

THE ANALOG INTEGRATED CIRCUIT MARKET

Integrated circuit designs can be generally categorized as either digital or linear devices based on their mode of operation. Circuits combining both linear and digital modes on the same chip are known as mixed-signal devices. Mixed-signal devices are frequently employed to translate information presented in a linear signal into digital information and vice versa. Linear and mixed signal circuits are collectively called analog products.

Digital circuits generate just two signal levels. Each level represents a one or a zero in binary arithmetic. Digital functions are most efficient at storing and processing signals represented by digital bit streams. Linear circuits process continuous signals that convey information about the value of some varying characteristic, such as the amplitude, phase, or frequency of voltage or current. The continuously varying signals may represent "real world" properties such as temperature, pressure, weight, or speed.

The Analog Integrated Circuit market comprises those devices having a purely linear operating mode, as well as mixed-signal devices having a high degree of linear circuit content. Examples of linear devices include, amplifiers, comparators, regulators and certain specialized functions used in power management applications. Mixed-signal devices falling into the analog category include disk-drive read-channels, data communications interface, and data conversion devices, such as analog-to-digital (ADC) and digital-to-analog converter (DAC) products. Mixed-signal chips with predominantly digital content, such as modems, PC audio, and graphics display functions are usually included in the category of digital products.

From the 1960s through the 1980s, the mainstream analog IC business was dominated by divisions of large semiconductor companies. While these operations are still significant in terms of unit shipments, today it is also served by a large number of independent specialized analog vendors. According to the World Semiconductor Trade Statistics ("WSTS") program, in calendar 1997 worldwide analog revenue was $19.8 billion out of total integrated circuit sales of $119.5 billion. The Company believes that ongoing widespread electronic system design activity based on low-cost microprocessors will support continued growth in the market for analog ICs by increasing the demand for interfaces to the real world and for managing power supply resources as efficiently as possible.


MARKETS AND APPLICATIONS

Digital signals are most efficient for manipulation of bits of data. Analog signals best represent the values of real world parameters outside of a computer. Analog components are therefore an essential element of every electronic system that must operate in a real world environment, from battery powered computers, mobile phones, hearing aids and hand-held instruments to desktop computers, servers and mainframes to industrial equipment, automobiles, and avionics.

A simple example of an application for analog devices is in the control of an electric fan. Changes in room temperature, an analog signal, are measured using a sensor and an amplifier. This signal is converted with an ADC into a digital value for a microcontroller in the fan to determine when the motor should be turned on and at what speed. When the decision is made, a DAC then converts the digital output of the controller back into an analog signal which is then amplified to a high current level to drive the fan motor.

An established analog IC supplier may offer hundreds of different basic device types, in numerous package variations and operating ranges, representing thousands of part numbers in a catalog. A typical product portfolio may include general-purpose linear devices, such as amplifiers, filters, voltage regulators and references, as well as more application-specific mixed-signal products, such as motor controllers, data communications, data acquisition, and interface devices.

End customers for analog integrated circuits manufacture electronic equipment serving numerous and widely differing applications in instrumentation, industrial control, data processing, military, video, medical equipment, and voice and data communications over private and public, local area and wide-area network systems, such as the Internet. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. As a result IMP believes that, compared to the market for digital integrated circuits, the analog market is characterized by a wider range of standard products used in smaller quantities by a large number of customers. Further, the Company believes that many of these products have longer life cycles, less competition from Japanese and other foreign manufacturers, lower capital requirements as a result of using more mature manufacturing technologies, and relatively more stable growth rates.

IMP OBJECTIVE AND STRATEGIES

The Company's objective is to change its business profile from a revenue base dominated by a small number of wafer foundry and mass-storage product customers, to predominantly that of sales of finished analog integrated circuit products serving a broad range of markets, customers, and applications. To achieve this objective, the Company seeks to use its expertise in analog process and circuit development and high-volume production to:

1. Develop wafer-manufacturing processes that enable the production of advanced analog devices. Currently these development activities are addressing a variety of CMOS and BiCMOS technologies, ranging from 30 volts to several hundred volts in capability. The Company plans to use these technologies as the basis for providing specialty analog wafer-foundry services to OEM manufacturers and other semiconductor vendors, as well as for its own products. Where appropriate, IMP will also continue to co-develop and import customer designed processes.

2. Build a portfolio of second-source, industry-standard analog IC products, based on the new processes described in 1. above, to serve growth opportunities in computer, communications, and control markets. To accomplish this, IMP has identified opportunities for families of devices in Power Management and Data Communications Interface applications. Other applications areas may be addressed in the future.

3. Utilize its process optimization and volume manufacturing experience to produce standard analog circuits at competitive costs. IMP plans to promote these products based on the benefits of competitive pricing combined with volume production capability and ISO 9001 certified standards of quality and reliability, together with responsive levels of customer service.

4. Identify customers that are leaders in each of the Company's targeted market segments and to work with these manufacturers to understand their current and new applications and product needs. Based on this knowledge, IMP will seek to create improved standard analog circuits that offer a combination of increased functionality, performance, and cost savings.

The current new product strategy was developed in response to a significant downturn in the Company's foundry and mass-storage product businesses in fiscal year 1997. Changes were implemented in both wafer foundry and finished IC product areas. Company management took into account the following considerations when evaluating which new analog products it should design:

1. The products should take advantage of the available IMP engineering disciplines in the design, test and product development of analog circuits.

2. The products should be capable of economic, high-volume, production in the existing IMP fabrication facility.

3. The products must offer a near to mid-term revenue stream with long term growth potential.

4. The products should appeal to a broad customer base across diverse markets and applications.

As a result of this analysis, the Company identified analog power management and data communications interface products as offering the best match between its engineering and manufacturing capabilities and growing market opportunities. Power Management ICs control, distribute, generate, monitor and regulate the supply of voltage and current, and provide electrical and thermal protection to an electronic system. Examples include Voltage Regulators, DC-DC Converters, and Electroluminescent (EL) Lamp Drivers. Data Communications Interface ICs are used to generate the critical voltage, current and timing values required for transmission of electrical signals reliably from one system function to another. Example products include single-ended and multi-mode SCSI Terminators.

The Company's first in-house designed product aimed at power management applications, an EL lamp driver, was introduced in April 1998. IMP entered the data communications interface market via a technology licensing and cooperative product development agreement with Linfinity Microelectronics, a subsidiary of SymmetriCom Inc., in 1997, on a family of Small Computer Systems Interface
(SCSI) termination devices.

SALES, DISTRIBUTION AND MARKETING

IMP sells its products directly to OEM customers and through a worldwide network of independent sales representatives and distribution firms managed by Company personnel. The Company's direct sales force consists of sales and applications personnel based in the San Jose headquarters and in regional sales offices, who provide business, technical, and applications support directly to customers and through the employees of the various channels of distribution.

In North America, the Company currently uses 15 independent sales representative firms and one distribution company having 30 sales offices in the USA and Canada. In some cases these organizations promote products that are competitive with those of IMP. In the fiscal year ending March 29, 1998, sales through North American distribution outlets accounted for less than 5% of revenue. As the Company proceeds with its transition to sales of more standard analog IC products, it believes that its sales through distribution firms will account for an increasing percent of net revenue. As is customary in the industry, domestic distributors are entitled to certain price rebates and product return privileges.

Outside North America, the Company sells its products through various channels, including independent sales representative, distributor, and stocking representative/distributor firms. These companies may buy and stock the Company's products for resale or may act as the Company's agent in arranging for the direct sales from the Company to an OEM customer.

Sales to customers in North America, Asia and Europe accounted for 69%, 30%, and 1%, respectively, of the Company's net revenues for the fiscal year ended March 29, 1998, compared to 66%, 33%, and 1%, respectively, of the Company's net revenue for 1997, and 94%, 3%, and 3%, respectively, of the Company's net revenue for fiscal 1996. The Company's standard products are sold throughout the world, while its custom and foundry products are sold primarily to North American customers. See Note (7) of notes to financial statements for more information on Export Sales.

The Company's international sales are primarily denominated in U.S. dollars. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitor's products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations. Although export sales are subject to certain governmental restrictions, including the Export Administration Act of 1979, the Export Administration Amendments Act of 1985 and regulations promulgated thereunder, the Company has not experienced any material difficulties to date because of these restrictions.

In fiscal 1998, IMP's largest customer was Iomega Corporation, which accounted for approximately 22% of total revenue. The Iomega programs that used the Company's products have now been largely completed. As a result IMP does not expect to generate any revenue from these old designs in fiscal 1999. International Rectifier accounted for approximately 14% of total sales. Three other customers each exceeded 10% of sales and accounted for a total of approximately 32% in revenue. The customers are Level One, Colorado Memory Systems, and Linfinity.

Other than the companies identified above, no other end customer accounted for more than 10% of total sales during fiscal 1998. The unanticipated loss of any of its major customers or the unanticipated cancellation or rescheduling of orders by any of them could have a material adverse impact on the Company's business.

Due to the relatively long manufacturing cycle for integrated circuits, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting demand for such products, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relationships; surpluses can result in larger than desired inventory levels.

The Company's backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without significant penalty to the customer. As a result, to reflect changes in their needs, customers frequently revise the quantities of the Company's products to be delivered and their delivery schedules. Since backlog can be canceled or rescheduled without significant penalty, the Company does not believe its backlog is a meaningful indicator of future revenue. In addition, the Company's backlog includes its orders from domestic distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that are authorized by the Company at the time of sale by the distributors.

The Company typically warrants its products against defects in materials and workmanship for a period of one year. Warranty expense to date has been minimal.



RESEARCH AND DEVELOPMENT

The success of the Company's standard analog IC strategy will depend substantially on its ability to define, design, develop, and introduce on a timely basis new products offering design, technology, cost, availability, quality, reliability, performance, or other features that meet or exceed those of its competitors.

Research and development in analog integrated circuits is characterized primarily by new process development, circuit design, and product and test engineering contributions that enable new device functionality or improved performance. The Company's research and development efforts are also directed at improving and reducing the cost of existing manufacturing process technologies and products. With respect to more established products, the Company's research and development efforts also include product redesign, reduction of chip size, and improvement in the yield of good die per wafer to reduce device costs.

As of March 29, 1998, the Company had 32 employees engaged in research and development. The Company's research and development efforts are dependent upon attracting and retaining qualified analog process, design, product engineering test, and applications engineers, of which there is a limited supply. The Company also utilizes independent contractors for certain research and development projects.

In fiscal 1998, 1997 and 1996, the Company spent approximately $9 million, $10.3 million, and $9.9 million, respectively, on research and development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the market will accept the Company's new products. Moreover, the end markets for the Company's new products, such as the communications and computer markets, are subject to rapid technological change and there can be no assurance that as such markets change the Company's product offerings will remain current and suitable for them.

The Company's research and development programs are currently focused on development of new analog IC products and enhancing its CMOS and BiCMOS processes including its high voltage manufacturing processes. The greatest amount of resources are concentrated in the area of IC product development. The Company has in the past and expects in the future to enter into cross-licensing agreements under which it would acquire certain rights pertaining to the technologies of its partners in exchange for the transfer of similar rights to its partners or for other consideration.

COMPETITION

The Company currently competes in the markets for analog silicon foundry, application specific mass-storage, and standard analog integrated circuit products. All these sectors are highly competitive and subject to rapid technological change.

Currently, the Company's principal competitors in the analog silicon foundry market include Orbit Semiconductor, a division of the DII Group, American Microsystems Inc., a division of Japan Energy Corporation, Austrian Micro Systems, Tower Semiconductor, as well as internal manufacturing facilities within its end customers. To a lesser extent the Company competes with large Asian foundries such as Chartered Semiconductor of Singapore and TSMC of Taiwan.

The principal competitive factors in the silicon foundry market include service, price, manufacturing capability, quality, and manufacturing cycle time. IMP believes its competitive strengths arise from its experience in specialized CMOS and BiCMOS analog process technologies. The Company also believes it competes effectively because of its service-oriented approach and close customer relationships, which result in flexibility and responsiveness to customer requirements. There can be no assurance that the Company will be able to compete successfully in the future.

The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer and communication standards, quality, and customer support. With respect to mass-storage products such as programmable filters and read channels, the Company's principal competitor is Silicon Systems, a division of Texas Instruments. IMP plans to continue to supply its mass-storage devices as long as a viable market remains for them, however it is not currently developing any new products based on this technology. The current focus areas of data communications interface and power management products, because the markets are diverse and highly fragmented, the Company expects to encounter different competitors on different products. The Company's principal competitors are expected to include Linear Technology Corporation, and Maxim Integrated Products, Inc., in one or more of its product areas. Other competitors will likely include Dallas Semiconductor, Linfinity Microelectronics, Micrel, Motorola, National Semiconductor Corporation, Semtech, Sipex, Supertex, Texas Instruments, Unitrode Corporation and certain European and Asian manufacturers.

In addition, the Company has licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive to those of the Company.

The Company's principal competitors and many of its potential competitors have substantially greater technical, manufacturing, financial, and marketing resources than the Company. IMP also faces competition from smaller highly focussed companies, although not all such companies have internal wafer manufacturing capability.

Due to the increasing demands for analog circuits, the Company expects intensified competition from existing suppliers and the entry of new competitors. Increased competition could adversely affect the Company's business, financial condition, or results of operations.

There can be no assurance that the Company will be able to compete successfully in the future, or that competitive pressure will not adversely affect the Company. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could adversely affect the Company's business, financial condition or results of operations.



PATENTS AND LICENSES

The Company has 21 United States patents, one of which is jointly owned, and has filed additional United States and foreign patent applications to certain of its inventions. The issued patents expire at various times from 2009 to 2014. Although patents, patent protection, and patent applications may have value, the Company believes that other factors such as managerial and technological experience and the creative abilities of its personnel are of more significance in the rapidly changing semiconductor industry.

The Company has also obtained licenses for certain devices and technology, and may obtain additional licenses in the future. Because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. The Company has from time to time received communications from third parties asserting patent rights, mask work rights, copyrights or trademark rights on certain of the Company's products and technologies. The Company has entered into an agreement with two such parties pursuant to which the Company obtained a license to certain rights in exchange for making certain royalty payments. The Company believes that, based upon industry practice, any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. However, there can be no assurance that such licenses could in fact be obtained on terms acceptable to the Company.

The Company has also acquired software and licenses to software from a number of software companies, primarily for CAD and CAE applications.

The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees, and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.



MANUFACTURING

All of the wafers used by the Company in fiscal 1998 were manufactured at its facility in San Jose, California. This wafer manufacturing and test facility has the capacity to produce up to 15,000 five inch wafers per month. The maximum practical number of wafers may be less than this at any specific time due to the number of masking levels or other critical process steps demanded by the current product mix. The Company believes that its in-house wafer fabrication facility provides a competitive advantage because it facilitates close collaboration between design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs, and accelerates product introduction schedules.

The Company manufactures all of its wafers at the one fabrication facility in San Jose. Given the unique nature of the Company's processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any prolonged inability to utilize the Company's manufacturing facility as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition or results of operations. Although it believes that it has adequate capacity to support its near term plans, the Company has in the past subcontracted the fabrication of a portion of its wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying the certain of Company's needs. However, there can be no assurance that the Company will always be able to find the necessary foundry capacity.

During periods of low demand, high fixed wafer fabrication costs have historically had a material adverse effect on the Company's results of operations. For example, during the last three-quarters of fiscal 1997 and all of fiscal 1998 the Company's operating results were adversely impacted due to low utilization of the Company's manufacturing facility.

Furthermore, the Company is dependent on a number of subcontractors for certain of its manufacturing processes, such as epitaxial deposition services. The failure of any of these subcontractors to perform these processes on a timely basis could result in manufacturing delays, which could materially adversely affect the Company's results of operations. Currently, the Company purchases certain materials, including silicon wafers, on a purchase order basis from a limited number of vendors. Any disruption or termination of supply from any of these suppliers could have a material adverse effect on the Company's business, financial condition, or results of operations.

After fabrication and wafer testing at the Company's San Jose, California facility, wafers are sent to contract assembly houses in Asia to be packaged. Upon completion of the packaging operation, the units are returned to IMP for final testing and are then shipped to customers worldwide. IMP may in the future seek to perform certain testing and marking operations at external vendors.

As is common in the industry, independent third party subcontractors in Asia currently assemble all of the Company's products. In the event that any of the Company's subcontractors were to experience financial, operational, production, or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternate subcontractors, if any, became available. Certain of the raw materials included in such products are obtained from sole source suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's business, financial condition, or results of operations.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, financial condition, and results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, there can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.



ENVIRONMENTAL AND SAFETY REGULATION

Federal, state, and local regulations impose a variety of safety and environmental controls on the storage, handling, discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company's facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage, use, and disposal of regulated substances could result in future liabilities.

Increasing public attention has been focused on the safety and environmental impacts of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from such regulations, there can be no assurance that changes or new interpretations of such regulations will not impose costly equipment, facility or other requirements.


EMPLOYEES

As of March 29, 1998, the Company employed approximately 228 persons, including 144 in manufacturing, 28 in manufacturing support, 32 in research and development, including process development, circuit design, and product and test engineering, 11 in sales and marketing, and 13 in administrative, financial and management positions.

The Company's ability to attract and retain qualified personnel is essential to its continued success. In particular, the supply of skilled analog designers and other specialized engineers required for IMP's business is limited, and competition for such personnel is intense. The Company's growth also requires the hiring or training of middle-level managers. If the Company is unable to hire, retain, and motivate qualified technical and management personnel, its operations, and financial condition will be adversely affected.

None of the Company's employees are represented by collective bargaining agreements, nor has the Company ever experienced any work stoppage through employee initiated actions. The Company believes its employee relations are good.

ITEM 2.   PROPERTIES.

The Company's primary manufacturing activities and process technology research and development activities are located in a 59,000 square foot building in San Jose, California leased under agreements expiring in fiscal 2000. The Company has the right to extend these leases for two additional six-year periods. The Company's general administrative activities, sales and marketing and certain engineering activities are located in a nearby 22,000 square foot building leased under an agreement expiring in fiscal 2000. The Company's internal circuit design research and development activities are performed in a 5,500 square foot office located in Pleasanton, California under an agreement expiring in fiscal 2003.

ITEM 3.  LEGAL PROCEEDINGS.

IMP v. JTS Corporation

        On May 5, 1998 the Company filed a lawsuit in California Superior Court, Santa Clara County against a Customer, JTS Corporation for breach of contract. Refusal of defendant to accept delivery of product produced under valid purchase orders, and refusal of defendant to accept financial responsibility for related work in process inventory. The Company is seeking relief in the amount of $1,803,600.

IMP v. Power Max

        On or about July 14, 1995, the Company instituted a collection action in the California Superior Court, Santa Clara County against a former customer, Power Max Enterprises, Inc. ("Power Max"). The Company later amended the complaint to add the shareholders, directors and officers of Power Max (and a related company) who the Company alleged were personally liable for the debts of Power Max. Power Max filed a cross-complaint against the Company, alleging that the Company interfered with a contractual relationship between Power Max and Ma Laboratories, Inc. The Company in turn filed a cross-complaint for indemnity against Ma Laboratories, Inc. Subsequently the parties reached a settlement with respect to the dispute.

The Company collected all money due to it.

IMP v. ID Technologies

        On or about January 5, 1996, the Company instituted a collection action in the California Superior Court, Santa Clara County against a former customer, ID Technologies. ID Technologies filed an answer generally denying the allegations and filed a cross-complaint seeking $ 125,000 in damages against the Company for allegedly breaching a contract. On February 2, 1997 the parties have reached a settlement in principle whereby ID Technologies will make certain payments over time and dismiss its cross-complaint.

The Company collected all money due to it.

Class-Action Lawsuits

        Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: two stockholder class actions are pending: Lee, et al, v. IMP, Inc., et. al., (Superior Court, Santa Clara County, September 17, 1996) is a securities class action consolidating several complaints filed in California State Superior Court. In re IMP, Inc. Securities Litigation, (N.D. Cal. October 1, 1996) is a securities class action consolidating several complaints filed in the United States District Court for the Northern District of California. In addition, two stockholder derivative actions are pending and assert claims on behalf of the Company against certain of its present and former officers and directors. They are Shockley, et. al., v. Carrington, et. al (Superior Court, Santa Clara County, January 15, 1997) and Walsh, et. al., v. Carrington, Et., al., (N.D. Cal. March 18, 1997. These lawsuits, all of which include similar factual allegations, allege that the Company and, certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material non-public information. These lawsuits assert claims under the federal securities laws, California securities laws, and California common law. The plaintiffs in all actions seek damages in an unspecified amount.

        The parties in all of the above class-action lawsuits have settled in principle and court documents have been submitted for final approval.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

           The current executive officers of the Company with their respective ages and positions are as follows:

Name                                             Age           Position
---------------------------------------      -------------     --------------------------------------------------------------
James Phillips Ferguson                           67           President, Chief Executive Officer and Director
David A. Laws                                     57           Chairman of the Board of Directors
George Rassam                                     51           Vice  President  Finance,  Administration,   Chief  Financial
                                                               Officer and Secretary
Barry Wiley                                       61           Vice President, Sales and Application Engineering
Tarsiam Batra                                     63           Vice President, Manufacturing
Moiz B. Khambaty                                  64           Vice President, Technology
Jerry DaBell                                      52           Senior Vice President, Design Engineering
Ron Laugesen                                      59           Vice President, Product Engineering

        On December 12, 1997, Mr. Robert Crossley retired as a Company Vice President.

        Mr. Ferguson joined the Company in June 1997 as President, Chief Executive Officer and a member of the Board of Directors. He served as a consultant to the Company from December 1996 to June 1997. From 1967 to June 1997 he was a principal in Ferguson Associates, a firm providing domestic and international consulting services. Recent consulting assignments included Mr. Ferguson assuming chief executive officer or chief operating officer responsibilities with QuickLogic Corporation, Plus Logic and Paradigm Technologies. Mr. Ferguson's prior employment included positions at Texas Instruments and Fairchild Semiconductor and he was founder, President and Chief Executive Officer of General Microelectronics.

        Mr. Laws joined the Company in February 1995 as its Senior Vice President, Marketing and Business Developments and served in this position until May 1996. From May 1996 until June 1997, he served as President and Chief Executive Officer and as a director of the Company and in June 1997 he was appointed to serve as Chairman of the Board of Directors. Mr. Laws was President and Chief Executive Officer of QuickLogic Corporation, a company engaged in the development of field programmable gate arrays, from September 1990 to January 1994. From January 1986 to September 1990, Mr. Laws was Vice President of Marketing for Altera Corporation, a supplier of programmable logic devices. Prior to Altera, he served in various positions at Advanced Micro Devices from May 1975 to January 1986, including Managing Director of the PLD business unit and Vice President of Business Development.

        Mr. Rassam joined the Company in June 1983 as Controller. In November 1996, he was named Chief Financial Officer and Secretary. Prior to joining IMP, Mr. Rassam was Operations Controller at Zilog Corporation from 1978 to 1983. From 1973 to 1978, Mr. Rassam was employed as Manager, Cost Accounting by AMI, Inc.

        Mr. Wiley joined the Company in 1997 as Vice President of Sales and Marketing. Prior to joining IMP, Inc. Mr. Wiley held the position of Vice President of Sales and Marketing at Cherry Semiconductor. From 1980 to 1985 Mr. Wiley held various management positions with Unitrode Corporation.

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

        Mr. Laugesen joined the Company in 1989 as ISDN Design Manager. In May 1997, he was named as Vice President of Product and Test Engineering. Prior to joining IMP, Mr. Laugesen was Design and Product Engineer Manager at IDT Corporation from 1986 to 1989. From 1977 to 1986 Mr. Laugesen was employed as Telecomm Design Manager at AMD.

        Officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

        The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "IMPX". The following tables set forth the high and the low last reported sales price for the Common Stock as reported by the Nasdaq National Market during the fiscal quarters indicated:

                                    Fiscal Year End              Fiscal Year End
                                     March 29, 1998              March 30, 1997
                               ----------    ----------    -----------    ----------
                                  High           Low          High            Low
                               ----------    ----------    -----------    ----------
First Quarter                  $    2.188    $    1.594    $    21.750    $    6.875
Second Quarter                 $    1.906    $    1.375    $    10.625    $    4.437
Third Quarter                  $    1.750    $    0.625    $     4.937    $    2.625
Fourth Quarter                 $    1.531    $    0.688    $     2.843    $    1.625

        The Company intends to retain any future earnings for the use in its business and, accordingly, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

        As of June 25, 1998, there were approximately 897 shareholders of record (not including beneficial holders of stock held in street name) of the Company's Common Stock, which closed at $.937 per share on the Nasdaq National Stock Market as of that date.

ITEM 6.   SELECTED FINANCIAL DATA

                                                   Fiscal Year Ended (1)
                             --------------------------------------------------------------
                             March 29,     March 30,     March 31,    March 26,    March 27,
                               1998          1997          1996         1995         1994
                             --------      --------      --------     --------     --------
                                           (in thousands, except per share data)
Statement of Operations
Data:
  Net revenues               $ 40,420      $ 64,891      $ 76,827     $ 59,750     $ 48,195
  Net income (loss) (2)        (3,799)      (12,367)        5,469          790          390
Basic net income (loss)          (.14)         (.44)          .20          .03          .01
    per share(3)
Diluted net income
    (loss) per share (3)         (.14)         (.44)          .20          .03          .01
Balance Sheet Data:
  Total assets                 31,949        37,271        50,733       41,301       36,397
  Long term obligations
    excluding current
    portion                     6,173         9,074         8,979        4,799        1,648
Stockholders' equity         $ 10,598      $ 14,301      $ 25,445     $ 18,463     $ 17,183

(1) The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1998, 1997 and 1995 each consisted of 52 weeks; and fiscal 1996 and 1993 consisted of 53 weeks.

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

Results of Operations

        Revenues in fiscal 1998 declined 38% to $40.4 million, from $64.9 million in fiscal 1997. Revenues in fiscal 1997 decreased 16% to $64.9 million from $76.8 million in fiscal 1996. The decline in revenues from fiscal 1997 to fiscal 1998 was primarily due to lower than expected orders from one customer after the Company had structured its business to concentrate on this customer and a general decline in foundry business due to excess supply relative to demand experienced by several customers. The fiscal 1996 to fiscal 1997 decline was driven mainly by reduced demand for standard products for secondary storage applications and lower average selling prices for foundry products. Foundry product sales accounted for 67% of sales in fiscal 1998, 58% in fiscal 1997, and 73% in fiscal 1996. The Company is attempting to shift from foundry product sales to sales of the Company's standard products. In 1998 sales of standard products were lower than anticipated due to a reduction in revenue from one particular customer. The Company anticipates that revenues for fiscal 1999 will be flat with fiscal 1998.

        Cost of revenues as a percentage of sales was 72% in fiscal 1998 compared to 83.0% in fiscal 1997, and 67.9% in fiscal 1996. Specifically included in cost of revenues for fiscal 1997 are provisions of $1.4 million for gate array inventories related to the Company's decision to discontinue the gate array product and $1.9 million for specific inventories associated with customer order cancellations and an overall decline in customer demand. The increase in fiscal 1997 over 1996 was primarily due to less than optimum utilization of the Company's wafer manufacturing capacity, due to the adverse business environment discussed earlier and the Company's exit from the gate array business.

        Research and development expense in fiscal 1998 was $9.0 million, compared to $10.3 million in fiscal 1997, and $9.9 million in fiscal 1996. The decrease from fiscal 1997 to fiscal 1998 was due to the discontinuance of development on secondary storage products, and EPACTM products. This was offset by charges of $962,000 related to license fees for R&D product development. Research and development spending is expected to increase reflecting the Company's thrust in the area of power management products.

        Selling, general and administrative expense in fiscal 1998 was $5.1 million compared to $10.0 million in fiscal 1997, and $8.3 million in fiscal 1996. The decline in selling, general and administrative expense in fiscal 1998, is primarily due to lower accounts receivable write-offs compared to the prior year, and lower spending due to reduced sales activity.

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

        Net interest expense in fiscal 1998 was approximately $924,000 million compared to $1.2 million in fiscal 1997 and $985,000 million in fiscal 1996. The decrease in fiscal 1998 was primarily attributable to lower interest rates on capitalized leases. However, the increase in fiscal 1997 from 1996 was due to increases in leased equipment.

        The Company had a net loss of $3.8 million in fiscal 1998, or $0.14 per share, compared to a loss of $12.4 million in fiscal 1997 or $0.44 per share, and $5.5 million profit in fiscal 1996, or $0.20 per diluted share. The fiscal 1998 net loss was primarily attributable to low factory utilization.

        The Company has taken steps to address the year 2000 issues. The products that the Company sells do not have the year 2000 issue associated with them. However, the hardware and software used in the design and production of these products are impacted by the year 2000 issue. To that affect, the Company has contacted all vendors and is continuing to work with them to resolve any problems that may occur. We have assurances from some of them that they will have solutions at the later part of the year; others anticipate that they will have assurances some time next year. This matter is not within the control of the Company. However, our vendors are large computer manufacturers, capital equipment manufacturers and software producers. They do sell large quantities to our industry and we rely on their representation.

Liquidity and Capital Resources

        Cash and cash equivalents decreased to $11.8 million at March 29, 1998 from $13.3 million at March 30, 1997, and $9.0 million at March 31, 1996. The decrease from fiscal 1997 to fiscal 1998 was primarily due to investment in certain product technology licensing rights, investment in capital equipment, and operating losses. The increase in cash from 1996 to 1997 was mainly due to financing of capital equipment.

        Cash flows provided by operating activities in fiscal 1998 were $4.8 million compared to $5.8 million in fiscal 1997 and $11.0 million in fiscal 1996. The fiscal 1997 to fiscal 1998 decrease in cash was very modest, due to spending control measures. The fiscal 1996 to fiscal 1997 decrease in cash flows provided by operating activities was due primarily to the net loss of $12.4 million and a decrease in accounts payable and other current liabilities of $3.3 million. Partially offsetting these factors was a decrease of $7.5 million in accounts receivable due to a decrease in sales, a decrease of $7.0 million in inventories due to management efforts to reduce inventory to be more in-line with current sales levels and an increase of $1.9 million in depreciation and amortization expense. The fiscal 1995 to fiscal 1996 increase in cash flows provided by operating activities was due primarily to the fiscal 1996 net profit of approximately $5.5 million and increases in accrued payroll, related expenses and current liabilities, partially offset by an increase in accounts receivable and inventories.

        Cash used for investing activities was approximately $700,000 in fiscal 1998, $1.9 million in fiscal 1997 and $2.0 million in fiscal 1996; reflecting cash invested in property and equipment acquisitions. Management expects capital additions for fiscal 1999 to remain flat or below fiscal 1998 capital additions.

        Cash used for financing activities was approximately $5.6 million. The Company made payments on capital lease obligations and note payable in the amount of $5.7 million. This is offset by proceeds from stock sale of $96,000. In fiscal 1997 the Company paid $8.4 million on notes and capital lease obligations offset by $7.6 million in equipment financing and $1.2 million of stock option exercises. In fiscal 1996 the Company paid $10.0 million in notes and capital lease obligations offset by proceed from stock option exercises of $1.5 million.

        At March 29, 1998, the Company had a line of credit agreement with a bank which provides through October 31, 1998, for borrowings up to the lesser of $5.0 million or up to 80% of eligible accounts receivable. At March 29, 1998, no amounts were outstanding under this line of credit. Borrowings under this line of credit accrue interest at the bank's reference rate plus 0.50% resulting in an interest rate of 9.0% at March 29, 1998 and are collateralized by all of the assets of the Company. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 29, 1998, the Company was not in compliance with certain financial covenants under this financing agreement due to the decline in the Company's operating results, for which it obtained a waiver from the bank. The Company intends to replace this line of credit with a new agreement but there is no guarantee that it will be able to do so upon acceptable terms.

        Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facilities will be adequate to satisfy its anticipated working capital and capital equipment requirements through 1999.

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

        The Iomega Programs that accounted for approximately 39% of revenues in fiscal 1997 and 22% in fiscal 1998, were completed in fiscal 1998. No further revenues are expected from these programs in the future.

        In addition, the current business climate has and will continue to result in less than optimum utilization of the Company's manufacturing facilities, which will adversely affect the Company's business and results of operations. The Company made two significant reductions in workforce during fiscal 1997 that primarily affected manufacturing employees. In fiscal 1998 the labor count was constant.

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

                                                                                                      Page

Financial statements:

Report of Independent Accountants..................................................................... 25
Balance sheets as of March 29, 1998 and March 30, 1997................................................ 26
Statements of operations for each of the three years in the period ended March 29, 1998............... 28
Statement of stockholders' equity for each of the three years in the period March 29, 1998............ 29
Statements of cash flows for each of the three years in the period ended March 29, 1998............... 30
Notes to financial statements......................................................................... 32

Financial statement schedule for each of the three years in the period ended
March 29, 1998:

Report of Independent Accountants on Financial Statement Schedule..................................... 49
II - Valuation and Qualifying Accounts................................................................ 50

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of IMP, Inc.


In our opinion, the accompanying balance sheets and related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IMP, Inc. at March 29, 1998 and March 30, 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
May 5, 1998

                                    IMP, Inc.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                          March 29,     March 30,
                                                            1998          1997
                                                          --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents                               $ 11,819      $ 13,306
  Accounts receivable, net of allowances
     for doubtful accounts  and returns of
     $2,715 and $2,041                                       5,357         6,112
  Inventories                                                3,064         3,306
  Other current assets                                         950           759
                                                          --------      --------
     Total current assets                                   21,190        23,483
                                                          --------      --------
Leasehold improvements and machinery and equipment:
  Leasehold improvements                                     7,883         7,883
  Machinery and equipment                                   81,048        78,115
                                                          --------      --------
                                                            88,931        85,998
  Less accumulated depreciation and amortization           (78,547)      (72,285)
                                                          --------      --------
  Net leasehold improvements and
     machinery and equipment                                10,384        13,713
                                                          --------      --------
Deposits and other long term assets                            375            75
                                                          --------      --------
                                                          $ 31,949      $ 37,271
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                         $  3,348      $  3,739
  Current portion of capital lease obligations                3,582         3,733
  Trade accounts payable                                      6,018         4,111
  Accrued payroll and related expenses                        1,954         1,563
  Other current liabilities                                     276           750
                                                           --------      --------
     Total current liabilities                               15,178        13,896
                                                           --------      --------
  Long term portion of notes payable                          1,669         3,018
                                                           --------      --------
  Long term portion of capital lease obligations              4,504         6,056
                                                           --------      --------

Commitments & contingencies (Note 3 and 8)

Stockholders' equity:
  Convertible preferred stock, $0.001 par
     value; 5,000 shares authorized; no shares
     issued and outstanding                                      --            --
  Common stock, $0.001 par value; 50,000
     shares authorized; 30,347 and 30,284 shares
     issued and outstanding                                      30            30
  Additional paid in capital                                 70,370        70,274
  Accumulated deficit                               )       (55,905)      (52,106
  Treasury stock; at cost, 2,029 shares             )        (3,897)       (3,897
                                                           --------      --------
     Total stockholders' equity                              10,598        14,301
                                                           ========      ========
                                                           $ 31,949      $ 37,271
                                                           ========      ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                   Fiscal Year Ended
                                          ------------------------------------
                                          March 29,     March 30,     March 31,
                                            1998          1997          1996
                                          --------      --------      --------
Net revenues                              $ 40,420      $ 64,891      $ 76,827
Cost of revenues                            29,194        53,889        52,155
                                          --------      --------      --------
Gross profit                                11,226        11,002        24,672
                                          --------      --------      --------
Operating expenses:
  Research and development                   8,959        10,286         9,934
  Selling, general and administrative        5,142        10,000         8,284
  Restructuring charges                         --         1,862            --
                                          --------      --------      --------
Total operating expenses                    14,101        22,148        18,218
                                          --------      --------      --------
Income (loss) from operations               (2,875)      (11,146)        6,454
Interest and other expense, net               (924)       (1,221)         (985)
                                          --------      --------      --------
Net income (loss)                         $ (3,799)     $(12,367)     $  5,469
                                          ========      ========      ========

Net income (loss) per common share:

      Basic                               $   (.14)     $   (.44)     $    .20
                                          ========      ========      ========

      Diluted                             $   (.14)     $   (.44)     $    .20
                                          ========      ========      ========

Shares used in per share computation:
      Basic                                 28,229        28,153        26,710
                                          ========      ========      ========

      Diluted                               28,229        28,153        28,003
                                          ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                                   IMP, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                   Common        Stock       Additional    Accumulated    Treasury          Total
                                   Shares        Amount       Paid in        Deficit        Stock       Stockholders'
                                                              Capital                                      Equity
                                  --------      --------      --------      --------       --------       --------
Balance, March 26, 1995             28,044      $     28      $ 67,540      $(45,208)      $ (3,897)      $ 18,463

Issuance of common stock
under incentive stock option
plan and employee stock
purchase plan                        1,089             1         1,512            --             --          1,513

Net income                              --            --            --         5,469             --          5,469

                                  --------      --------      --------      --------       --------       --------
Balance, March 31, 1996             29,133            29        69,052       (39,739)        (3,897)        25,445

Issuance of common stock
under incentive stock option
plan                                 1,104             1         1,222            --             --          1,223

Issuance of shares in
conjunction with warrants
exercised                               47            --            --            --             --             --

Net loss                                --            --            --       (12,367)            --        (12,367)
                                  --------      --------      --------      --------       --------       --------

Balance, March 30, 1997             30,284            30        70,274       (52,106)        (3,897)        14,301

Issuance of common stock
under incentive stock option
plan and employee stock
purchase plan                           63            --            96            --             --             96

Net loss                                --            --            --        (3,799)            --         (3,799)
                                  --------      --------      --------      --------       --------       --------
Balance, March 29, 1998             30,347      $     30      $ 70,370      $(55,905)      $ (3,897)      $ 10,598
                                  ========      ========      ========      ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Fiscal Year Ended
                                            --------------------------------------
                                            March 29,      March 30,      March 31,
                                              1998           1997           1996
                                            --------       --------       --------
Cash flows from operating activities:
  Net income (loss)                         $ (3,799)      $(12,367)      $  5,469
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
  Depreciation and amortization                6,262          7,789          5,913
  Increase (decrease) from changes in:
  Accounts receivable                            755          7,546         (1,859)
  Inventories                                    242          6,996         (1,154)
  Other current assets                          (191)          (268)           328
  Long term assets                              (300)            --             --
  Trade accounts payable                       1,907         (2,064)           172
  Accrued payroll and related expenses           391           (577)           552
  Other current liabilities                     (474)        (1,271)         1,562
                                            --------       --------       --------
  Net cash provided by
    operating activities                       4,793          5,784         10,983
                                            --------       --------       --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment          (688)        (1,893)        (1,959)
                                            --------       --------       --------
Cash flows from financing activities:
  Principal payments on notes payable         (1,740)        (4,383)        (5,929)
  Principal payments under capital lease
     obligations                              (3,948)        (4,032)        (4,054)
  Proceeds from long term financing
     agreement                                    --          7,569             --
  Proceeds from exercise of options
     to purchase common stock                     96          1,223          1,513
                                            --------       --------       --------
Net cash provided by (used for)
  financing activities                        (5,592)           377         (8,470)
                                            --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents                                 (1,487)         4,268            554
Cash and cash equivalents at beginning of
  period                                      13,306          9,038          8,484
Cash and cash equivalents at end of
                                            --------       --------       --------
  period                                    $ 11,819       $ 13,306       $  9,038
                                            ========       ========       ========
Supplemental information:
  Cash paid during the year for interest    $  1,504       $  1,521       $  1,065
  Acquisition of equipment
     under capital lease obligations        $  2,245       $  2,440       $ 10,147
                                            ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.
                          NOTES TO FINANCIAL STATEMENTS
         Years ended March 29, 1998, March 30, 1997, and March 31, 1996

Note 1 - The Company and its significant accounting policies

IMP, Inc. (the "Company") develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications.

Fiscal Year - The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1998 and 1997 each consisted of 52 weeks and fiscal 1996 consisted of 53 weeks.

Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at March 29, 1998 and March 30, 1997.

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

(In thousands)                                  March 29, 1998        March 30, 1997
                                                --------------        --------------
Raw materials                                       $1,111                $  965
Work-in-process                                      1,650                 1,589
Finished goods                                         303                   752
                                                    ======                ======
                                                    $3,064                $3,306
                                                    ======                ======


Included in cost of sales for the year ended March 30, 1997 are provisions of $1,400,000 for gate array inventories related to the Company's decision to discontinue the gate array product line (note 2) and $1,873,000 for specific inventories associated with customer order cancellations and an overall decline in customer demand.

Leasehold improvements and machinery and equipment - Leasehold improvements and machinery and equipment are stated at cost and are amortized using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. Machinery and equipment at March 29, 1998 and March 30, 1997 includes $45,909,000 and $43,664,000, respectively, of assets under lease that have been capitalized. Accumulated depreciation for such machinery and equipment approximated $38,301,000 and $33,493,000, respectively.

Net revenues - Component revenues are recognized as products are shipped. Design revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers. Design engineering revenues aggregated $1,939,000, $1,539,000, and $2,580,000 for fiscal 1998, 1997, and 1996, respectively. Costs related to design engineering aggregating $1,570,000, $1,100,000, and $1,576,000 for fiscal 1998,
1997, and 1996, respectively, are included in research and development expense as incurred.

Stock based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS123.

Earnings Per Share - The Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings per Share ("EPS"), which was issued in February 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, basic EPS is computed by dividing net income available to common stockholders by the weighted average number or common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period, except when antidilutive. In computing dilutive EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. All prior period EPS data has been restated to comply with the requirements of FAS 128. A reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                1998                               1997                              1996
                  -------------------------------   --------------------------------   -----------------------------
                                        Per Share                          Per Share                         Per Share
                  Income       Shares     Amount     Income       Shares     Amount    Income       Shares     Amount
                  -------      ------   ---------   --------      ------   ---------   -------      ------   ---------
Basic EPS:
Net Income
  (loss)          $(3,799)     28,229     $(.14)    $(12,367)     28,153     $(.44)    $(5,469)     26,710     $(.20)

Effects of
dilutive
securities:
Stock Options                      --        --                       --        --                   1,293        --
                  -------------------               --------------------               -------------------


Diluted EPS:
Net Income
(loss)            $(3,799)     28,229     $(.14)    $(12,367)     28,153     $(.44)    $(5,469)     28,003     $(.20)
                  -------      ------     -----     --------      ------     -----     -------      ------     -----


Options to purchase 2,340,000 and 1,224,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been anti-dilutive.

Concentration of credit risk - The Company performs credit evaluations of its customers and maintains reserves for losses. At March 29, 1998 customers individually representing more than 10% of the Company's 1998 net revenues also accounted for 42% of accounts receivable. At March 30, 1997, customers individually representing more than 10% of the Company's 1997 net revenues also accounted for 51% of accounts receivable. The Company's products are primarily sold to resellers.

During fiscal 1998, 1997, and 1996, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:

(in thousands)                                   1998          1997         1996
--------------------------                       ----          ----         ----
Iomega                                            22%           39%          13%
International Rectifier                           14%           15%           *
Level One                                         11%            *            *
CMS                                               11%            *            *
Linfinity                                         10%            *            *
Rockwell                                           *            10%          33%
Quick Logic                                        *             *           10%

*less than 10% of net revenues


Note 2 - Restructuring

During the second quarter of fiscal 1997, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing a recently acquired new product design center.

The Company incurred a $1,862,000 restructuring charge during the second quarter of fiscal 1997. The charge was comprised of employee termination costs of $998,000 associated with reductions in the workforce; a design center equipment write-off of $587,000 due to management's decision to close one of their design center facilities; and $277,000 associated with wafer cancellation costs and gate array capital equipment no longer usable.

Note 3 - Notes payable

Notes payable consist of the following:               March 29,        March 30,
(In thousands)                                          1998              1997
                                                       -------          -------
Bank equipment term loan                               $ 2,064          $ 2,640
Equipment notes payable                                  2,953            4,117
                                                       -------          -------
Total notes payable                                      5,017            6,757
Less current portion                                    (3,348)          (3,739)
                                                       =======          =======
Long term portion of notes payable                     $ 1,669          $ 3,018
                                                       =======          =======

Bank equipment term loan - At March 29, 1998 and March 30, 1997, the Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. In fiscal 1997 and 1996, the Company utilized $2,640,000 and $1,311,000, respectively under this financing agreement. Borrowings accrue interest at the bank's reference rate plus 1.0 percent (9.50% at March 29, 1998) and requires 60 equal monthly principal payments. Borrowings outstanding at March 29, 1998 expire at various dates through 2002. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 29, 1998, the Company was not in compliance with certain financial covenants under this financing agreement for which it obtained a waiver. The waiver was one time only and was specific to the period ended March 29, 1998. At March 29, 1998 the Company did not have the ability to borrow further amounts under this term loan.

Equipment notes payable - In fiscal 1995, the Company fully utilized a $3,000,000 borrowing facility with an asset-based lender allowing the Company to finance 100% of the cost of collateralized equipment. In May 1996, the facility was increased to $5,000,000 that the Company fully utilized. The Company used the additional proceeds to purchase equipment. The note accrues interest at 9.98% and requires 60 equal monthly principal payments that began in June 1996. The note does not contain any restrictive or financial covenants.

Maturities of loans and notes payable - The aggregate maturities of notes payable at March 29, 1998 are as follows (in thousands):

Fiscal year ending March:

           1999                                                   $3,348
           2000                                                    2,019
           2001                                                      250
                                                                  ------
           Total                                                  $5,017
                                                                  ======


Line of credit - At March 29, 1998, the Company had a line of credit agreement with a bank, which provides through October 31, 1998 for borrowings up to the lessor of $5,000,000 or 80% of eligible accounts receivable. At March 29, 1998, no amounts were outstanding under this line of credit, and $4,286,000 was available under this line. Borrowings under this line of credit accrue interest at the bank's reference rate plus 0.50% (9.0% at March 29, 1998) and are collateralized by all the assets of the Company. Under the agreement, the Company is restricted from paying dividends and is required to maintain certain financial ratios among other restrictive covenants. At March 29, 1998, the Company was not in compliance with certain financial covenants under this financing agreement for which it obtained a waiver from the bank.

Note 4  - Stockholders' equity

Employee stock purchase plan - In December 1986, the Company adopted a qualified "employee stock purchase plan" under Section 423 of the Internal Revenue Code, which was effective on June 10, 1987, upon the completion of the Company's initial public offering of its common stock. During fiscal year 1998, 56,000 shares at an aggregate price of approximately $86,000 were issued. During Fiscal 1997, no shares were issued under the plan. In Fiscal 1996, 378,000 shares at an aggregate price of approximately $586,000 were issued under the plan.

Shares are purchased by participants at 85% of the lower of the fair market value at the date of grant or at the end of the offering period through payroll deductions (up to 15% of participants base compensation).

Stock option plan - The Company has an option plan which provides for the issuance of incentive stock options and non-statutory stock options to employees, officers and directors to purchase common stock at a price not less than 85% (100% for incentive stock options) of the fair market value of the stock on the grant date. To date all options have been granted at 100% of fair market value. The plan was most recently restated in August 1994 and renamed the Stock Option Plan which terminates in 2005. In May 1997, the Company's Board of Directors authorized (and shareholders approved) an additional 750,000 shares to be reserved for issuance under the plan. The Stock Option Plan provides for a total of 6,117,000 shares of the stock to be issued. Options granted under the plan generally vest ratably over four years and expire five to ten years from the date of grant. The Board of Directors has the right to determine the terms of each option including allowing optionees to exercise their options early, subject to a right to repurchase unvested shares.

In September 1997, substantially all stock options with exercise prices in excess of $1.44 with the exception of directors and officers and in February 1998, substantially all stock options with exercise prices in excess of $1.16, were cancelled and replaced with new options with exercise price of $1.44 and $1.16, respectively.

The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares vested at the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

Summary of option activity - The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 29, 1998, March 30, 1997, and March 31, 1996 (in thousands, except per share amounts):

                                          1998                          1997                           1996
                                  ----------------------        ----------------------        ----------------------
                                                Weighted                      Weighted                      Weighted
                                                 Average                       Average                       Average
                                  Shares          Price         Shares          Price         Shares          Price
                                  ------        --------        ------        --------        ------        --------
Options outstanding                1,224          $2.96          1,893          $2.01          2,319          $1.27
Options granted                    3,562           1.31            615           3.50            359           5.28
Options canceled                  (2,439)          2.15           (180)          5.96            (74)          2.41
Options exercised                     (7)          1.25         (1,104)          1.09           (711)          1.29
                                  ------          -----         ------          -----         ------          -----
Options outstanding
   at end of fiscal  year          2,340          $1.30          1,224          $2.96          1,893          $2.01
                                  ======          =====         ======          =====         ======          =====
Options exercisable
   at end of fiscal year             531          $1.55            228          $3.60          1,060          $1.18
                                  ======          =====         ======          =====         ======          =====


At March 29, 1998, 298,000 shares were available for grant.

Option groups outstanding at March 29, 1998 and related weighted average exercise price and remaining contractual life information are as follows:

  Option with          Outstanding             Exercisable         Remaining
exercise prices    ------------------       -----------------        Life
 ranging from:     Shares       Price       Shares      Price       (years)
---------------    ------       -----       ------      -----      ---------
 $.81 - $1.16       1,815       $1.15         375        1.14         10
 1.25 - 1.43           36        1.28           2        1.38          9
 1.44 - 2.25          430        1.51         120        1.69          8
 2.57 - 16.13          59        4.38          34        5.62          8
                   ------       -----       -----       -----         --
                   2,340        $1.30         531        1.55          9
                   ======       =====       =====       =====         ==

Fair value of stock options and employee purchase rights

The fair value of options granted in fiscal 1998 and 1997 was estimated using the Black-Scholes model with the following assumptions:

                                     Stock Option Plan            Employee Stock Purchase Plan
                              1998        1997        1996        1998        1997        1996
                              ----        ----        ----        ----        ----        ----
Expected life (in years)        4           4           4          .5           --        0.5%
Risk-free interest rate       6.2%        6.0%        6.3%        5.4%          --        5.2%
Volatility                     85%         82%         75%         75%          --         75%
Dividend yield                  0%          0%          0%          0%          --          0%

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

The weighted average fair value of Employee Stock Purchase Plan shares granted during fiscal 1998 and 1996 was $0.73 and $0.29 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Option Plan during fiscal 1998, 1997 and 1996 was $1.42, $2.20 and $3.20, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and employee stock purchase plan, the Company's net income (loss) per share would have been decreased/increased to the pro forma amounts below for the years ended March 29, 1998, March 30, 1997, and March 31, 1996.


                                           1998           1997            1996
                                        ----------     ----------      ----------
Pro forma net income (loss)             $   (4,494)    $  (12,800)     $    5,186
Pro forma basic and diluted income
     (loss) per share                   $     (.16)    $     (.46)     $      .19

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until fiscal 2001.

Warrants - In 1991, the Company issued warrants to purchase 50,000 shares of common stock at a price of $1.00 per share in connection with a credit line from a bank. In fiscal 1997, the warrants were exercised, and as provided in the warrant agreement, the warrant holder received a reduced number of shares in exchange for the aggregate purchase price due, resulting in the issuance by the Company of 46,666 shares.

Note 5 - Litigation

        Several purported securities class action and derivative lawsuits have been filed against the Company and certain of its present and former officers and directors based on events which allegedly occurred in the time period of April 24, 1996 through July 22, 1996. The lawsuits are as follows: two stockholder class actions are pending: Lee, et. al. v. IMP, Inc., et. al., No. CV760793 (Superior Court, Santa Clara County, September 17, 1996) is a purported securities class action consolidating several complaints file in California's State Superior Court. In re IMP, Inc. Securities Litigation, No. C96-20826-SW (N.D. Cal. October 1, 1996) is a purported securities class action consolidating several complaints file in the United States District Court for the Northern District of California. In addition, two stockholder derivative actions were pending and purported to assert claims on behalf of the Company against certain of its present and former officers and directors. They are Shockley, et. al., v. Carrington, et. al.,

No. CV762109 (Superior Court, Santa Clara County, January 15, 1997) and Walsh, et. al., v. Carrington, et., al., No. C97-201238-SW (N.D. Cal. March 18, 1997. These lawsuits, all of which include similar factual allegations, alleged that the Company and certain of its present and former officers and directors issued false or misleading statements regarding the Company's business, resulting in inflation of the Company's stock price, and that certain of the defendants traded stock while in possession of material adverse information. These lawsuits assert claims under the federal securities laws, California securities laws, and California common law. The plaintiffs in all actions sought damages in an unspecified amount.

        As of March 29, 1998 the parties have settled in principle and court documents have been submitted for final approval.

Note 6 - Income taxes

        No provision for federal or state income taxes has been recorded for fiscal years 1998, 1997 and 1998. The Company's provisions are computed by applying the estimated annual tax rate to income, taking into account net operating loss carryforwards and alternative minimum taxes. At March 29, 1998 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $53,500,000 and $18,000,000 which may be utilized to reduce future taxable income. These amounts expire at various dates, beginning in 1999 through 2013. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                  March 29, 1998    March 30, 1997
                                                  --------------    --------------
Net operating loss, tax-effected                     $ 19,309          $ 17,103
Non-deductible expenses                                 6,111             4,803
Investment and R&D tax credit                           3,005             3,046
Other                                                     178              (124)
                                                     --------          --------
Total                                                  28,603            24,828

Valuation allowance                                   (28,603)          (24,828)
                                                     --------          --------

Net deferred tax asset                                     $-                $-
                                                     ========          ========

        Management has recorded a full valuation allowance against all of its deferred tax assets on the basis that sufficient uncertainty exists regarding the realizability of the assets. These factors include losses generated in prior years and the lack of carryback capacity to realize deferred tax assets.

Note 7 - Geographic Information

The Company operates in one industry segment and is engaged in the design development, manufacture and marketing of integrated circuits. Export sales to Western Europe were $515,000, $62,000, and $2,277,000 and to Asia were $11,787,000, $21,409,000, and $2,194,000, in fiscal 1998, 1997, and 1996, respectively.

Note 8 - Leasing arrangements and commitments

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company intends to exercise such purchase options, which will require minimal payments. The Company leases its facility under a noncancelable operating lease which expires in December 1999, with options to extend the lease for two additional six-year periods. The lease requires the Company to pay taxes, insurance and maintenance expense. Rental expense is recorded using the straight-line method and totaled $1,472,000, $1,450,000, and $1,460,000 in fiscal 1998, 1997, and 1996, respectively. Future minimum lease payments, including capitalized purchase options, at March 29, 1998 are as follows (in thousands):




                                                       Capital          Operating
Fiscal Year Ending March                               Leases             Leases
                                                       ------             ------
 1999                                                  $4,108             $1,302
 2000                                                   2,561                977
 2001                                                   1,907                 --
 2002                                                     506                 --
                                                       ------             ------
Total minimum payments                                  9,082             $2,279
                                                                          ======
Less imputed interest                                    (996)
                                                       ------
Present value of payments under capital leases          8,086
Less current portion                                   (3,582)
                                                       ------
Long-term lease obligations                            $4,504
                                                       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

               (1) Identification of Directors:

               The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 -- Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

               (2) Identification of Executive Officers:

                   See Part I, "Executive Officers of the Company."

               (3) Information with respect to compliance with Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

               Incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Incorporated by reference from the sections entitled "Share Ownership" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on August 19, 1998, a copy of which will be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)      1.        Financial Statements

                         The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

                         - Report of Independent Accountants

                         - Balance sheets as of March 29, 1998 and March 30,
                           1997

                         - Statements of operations for each of the three years
                           in the period ended March 29, 1998

                         - Statement of stockholder's equity for each of the
                           three years in the period ended March 29, 1998

                         - Statements of cash flows for each of the three years
                           in the period ended March 29, 1998

                         - Notes to financial statements

      (a)      2.        Financial statement schedules for each of the three
                         years in the period ended March 29, 1998: Report of Independent Accountants on Financial Statement Schedule
                         II - Valuation and Qualifying Accounts

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.

      (a)      3.        Listing of Exhibits

      Exhibit
       Number                               Description
      -------                               -----------
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

      10.40(2)           Letter Agreement dated October 19, 1987 between the
                         Company and George Rassam.

      Exhibit
       Number                               Description
      -------                               -----------

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

      Exhibit
       Number                               Description
      -------                               -----------

      23.1               Consent of Price Waterhouse LLP, Independent
                         Accountants.

      27.1               Financial Data Schedule.

      27.2               Restated Financial Data Schedule.

      27.3               Restated Financial Data Schedule.

      27.4               Restated Financial Data Schedule.

      27.5               Restated Financial Data Schedule.

      27.6               Restated Financial Data Schedule.

      27.7               Restated Financial Data Schedule.

      27.8               Restated Financial Data Schedule.

      27.9               Restated Financial Data Schedule.

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

      (b)       Reports on Form 8-K

                Not applicable

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this X.


                                IMP, INC.



                                By: /s/ George Rassam
                                    ---------------------------------
                                    George Rassam
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James Phillips Ferguson or George Rassam, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James Phillips Ferguson                          President and Chief                     June 24, 1998
--------------------------------------------         Executive Officer and
James Phillips Ferguson                              Director (Principal
                                                     Executive Officer)

/s/ George Rassam                                    Chief Financial Officer                 June 24, 1998
--------------------------------------------         and Secretary
George Rassam                                        (Principal Financial and
                                                     Accounting Officer)

/s/ David A. Laws                                    Chairman of the Board                   June 24, 1998
--------------------------------------------         of Directors
David A. Laws

/s/Zvi Grinfas                                       Director                                June 24, 1998
--------------------------------------------
Zvi Grinfas



/s/ Peter D. Olson                                   Director                                June 24, 1998
--------------------------------------------
Peter D. Olson



/s/ Bernard V. Vonderschmitt                         Director                                June 24, 1998
--------------------------------------------
Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors of IMP, Inc.


Our audits of the financial statements referred to in our report dated May 5, 1998 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Jose, California
May 5, 1998

                                   SCHEDULE II

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)



                              Balance at the                                     Balance at
                               beginning of    Charged to costs    Deductions    the end of
                                the period       and expenses*     write-offs      period
                              --------------   ----------------    ----------    ----------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 31, 1996         $  795            $    0           $  140           $  655
Year ended March 30, 1997         $  655            $3,388           $2,002           $2,041
Year ended March 29, 1998         $2,041            $  674           $    0           $2,715

*Includes amounts charged directly to revenues

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
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

10.40(2)       Letter Agreement dated October 19, 1987 between the Company and
               George Rassam.

Exhibit
Number                                 Description
---------      -----------------------------------------------------------------
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

     Exhibit
     Number                                Description
     -------                               -----------

     23.1          Consent of Price Waterhouse LLP, Independent Accountants.

     27.1          Financial Data Schedule.

     27.2          Restated Financial Data Schedule.

     27.3          Restated Financial Data Schedule.

     27.4          Restated Financial Data Schedule.

     27.5          Restated Financial Data Schedule.

     27.6          Restated Financial Data Schedule.

     27.7          Restated Financial Data Schedule.

     27.8          Restated Financial Data Schedule.

     27.9          Restated Financial Data Schedule.

------------
  * "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

 (1) Incorporated by reference from an identically numbered exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-13600) declared effective by the Securities and Exchange Commission on June 10, 1987.

 (2) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 27,1988 filed with the Securities and Exchange Commission on June 25, 1988.

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

 (8) Portions incorporated by reference from an identical numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 28, 1993 filed with the Securities and Exchange Commission on June 28, 1993.

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