Form 10-Q
period 1998-06-28
IMP INC
filed 1998-08-13
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 28, 1998 or

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

                                            Outstanding at
Common Stock, $0.001 par value              June 28, 1998
                                            -------------
                                              28,284,098

                                    IMP, Inc.
                                    FORM 10-Q
                                  FIRST QUARTER

                                      INDEX

                                                         Page
                                                         ----
Part I:  Financial Information (unaudited)

         Condensed Balance Sheet at                        4
           June 28, 1998 and March 29, 1998

         Condensed Statement of                            5
           Operations for the three months ended
           June 28, 1998 and June 29, 1997

         Condensed Statement of Cash                       6
           Flows for the three months ended
           June 28, 1998 and June 29, 1997

         Notes to condensed financial                      8
           statements

         Management's discussion and analysis of          10
           financial condition and results of
           operations


Part II:  Other Information

         Item 1, Legal Proceedings                        13

         Signatures                                       14

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                      June 28, 1998    March 29, 1998
                                                      -------------    --------------
ASSETS

Current assets:
  Cash and cash equivalents                             $  7,703           $ 11,819
  Accounts receivable - net                                4,353              5,357
  Inventories                                              3,271              3,064
  Deposits and other current assets                        1,000                950
                                                        --------           --------
      Total current assets                                16,327             21,190
Leasehold improvements and equipment                      89,677             88,931
  Accumulated depreciation                               (79,873)           (78,547)
                                                        --------           --------
  Net leasehold improvements and equipment                 9,804             10,384
Other long term assets                                       387                375
                                                        --------           --------
                                                        $ 26,518           $ 31,949
                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                      $  3,236           $  3,348
  Trade accounts payable                                   5,445              6,018
  Accrued payroll and related expenses                     1,668              1,954
  Other accrued liabilities                                  357                276
  Current portion of capital lease obligations             3,296              3,582
                                                        --------           --------
      Total current liabilities                           14,002             15,178
Long-term portion of notes payable
    and capital lease obligations                          5,210              6,173
Stockholders' equity:
  Common stock                                                30                 30
  Additional paid-in capital                              70,413             70,370
  Accumulated deficit                                    (59,240)           (55,905)
  Treasury stock at cost                                  (3,897)            (3,897)
                                                        --------           --------
      Total stockholders' equity                           7,306             10,598
                                                        --------           --------
                                                        $ 26,518           $ 31,949
                                                        ========           ========



See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                     Three Months Ended
                                               --------------------------------
                                               June 28, 1998      June 29, 1997
                                               -------------      -------------
Net revenues                                   $       6,588      $      11,006
Cost of revenues                                       5,997              7,841
                                               -------------      -------------
      Gross profit                                       591              3,165
Operating expenses:
  Research and development                             2,318              2,058
  Selling, general and administrative                  1,388              1,792
                                               -------------      -------------

Operating income (loss)                               (3,115)              (685)
Interest:
  Expense                                               (325)              (438)
  Income                                                 105                126
                                               -------------      -------------
      Net interest                                      (220)              (312)
Income (loss) before provision for
  income taxes                                        (3,335)              (997)
Provision for income taxes                                --                 --
                                               -------------      -------------
Net income (loss)                              $      (3,335)     $        (997)
                                               =============      =============

Basic and diluted net income (loss)
  per share                                    $        (.12)     $        (.04)
                                               =============      =============

Shares used in computing basic and
  diluted net income (loss) per share                 28,284             28,209
                                               =============      =============


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                              Three Months Ended
                                                       --------------------------------
                                                       June 28, 1998      June 29, 1997
                                                       -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                    $      (3,335)     $        (997)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization                              1,326              1,545
    Increase (decrease) from changes in:
         Accounts receivable                                   1,004              1,668
         Inventories                                            (207)               709
         Deposits and other assets                               (62)              (948)
         Trade accounts payable                                 (573)              (162)
         Accrued payroll and related expenses                   (286)                (6)
         Other accrued liabilities                                81               (245)
                                                       -------------      -------------
  Net cash (used for) provided by
    operating activities                                      (2,052)             1,564
                                                       -------------      -------------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                          (646)               (18)
                                                       -------------      -------------
Cash flows from financing activities:
  Payments of principal under capital
  lease obligations, net                                      (1,007)              (977)
  Payments on notes payable                                     (454)              (425)
  Proceeds from issuance of common stock                          43                 52
                                                       -------------      -------------
  Net cash (used for) provided by
     financing activities                                     (1,418)             (1350)

                                                              Three Months Ended
                                                       --------------------------------
                                                       June 28, 1998      June 29, 1997
                                                       -------------      -------------

Net increase (decrease) in cash and cash
 equivalents                                                  (4,116)               196
Cash and cash equivalents at beginning of
  the period                                                  11,819             13,306
                                                       -------------      -------------
Cash and cash equivalents at end of the
  period                                               $       7,703      $      13,502
                                                       =============      =============
Supplemental cash flow disclosures:
  Interest paid                                        $         220      $         312
Supplemental non cash disclosures:
  Equipment under capital lease                        $         100                 --

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

1.   Basis of presentation

     The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended March 29, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31.

2.   Inventories

     Inventories consist of:

                                                   June 28, 1998             March 29, 1998
                                                   -------------             --------------
           Raw materials                              $   986                    $ 1,111
           Work-in-process                              1,733                      1,650
           Finished goods                                 552                        303
                                                       ------                     ------
                                                      $ 3,271                    $ 3,064
                                                        =====                      =====

3.   Notes Payable

     Line of credit - At June 28, 1998, the Company had a line of credit agreement with a bank which provides for borrowings up to the lessor of $5,000,000 or 80% of eligible account receivable. No amounts were outstanding under this line of credit. The agreement expires on October 31, 1998.

     Bank equipment term loan - The Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. Under the agreement the Company is restricted from paying dividends and is required to maintain certain financial ratios among other covenants. At June 28, 1998 the Company was not in compliance with certain financial covenants, for which it expects to obtain a waiver from the bank. The balance outstanding under this line on June 28, 1998 was approximately $1,900,000.

     Equipment notes payable - The Company had a $5,000,000 facility with assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at June 28, 1998 was approximately $2,643,000.

4.   Earnings per share

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

                                                      Three Months Ended
                                                  ---------------------------
                                                   June 28           June 29
                                                    1998               1997
                                                  --------           --------
     Basic EPS:
     Net income (loss)                            $ (3,335)          $   (997)

     Weighted average shares outstanding            28,284             28,209

     Basic (loss) per share                       $  (0.12)          $  (0.04)
                                                  ========           ========

     Effects of dilutive securities:
     Stock options                                      --                 --
                                                  --------           --------

     Diluted EPS:
     Shares outstanding                             28,284             28,209

     Diluted (loss) per share                     $  (0.12)          $  (0.04)
                                                  ========           ========


     Options to purchase 2,210,671 and 1,141,631 shares of common stock were outstanding at June 28, 1998 and June 29, 1997, respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been antidilutive.

5.   Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future results."

Results of Operations - First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998

Net revenues for the first quarter of fiscal 1999 were $6.6 million compared to $11.0 million for the same period of the prior year. In addition, revenues are down from the prior quarter revenue of $9.0 million, as a result of a slow down in the semiconductor industry.

Cost of revenues in the first fiscal quarter of 1999 were 91% of revenues compared to 71% for the same quarter in the prior year. Cost of revenues in the first quarter of fiscal 1999 are higher as a result of less than optimum utilization of the Company's foundry.

Research and development expenses were $2,318,000 in the first quarter of fiscal 1999 compared to $2,058,000 in the corresponding quarter of the prior year. Due to the investment in the Company's standard products, the Company believes that research and development expense will remain higher than fiscal 1998 levels.

Selling, general and administrative expenses were $1,388,000 in the first quarter of fiscal 1999 down from $1,792,000 in the same quarter of the prior year. The decrease was primarily due to lower commission expenses associated with lower sales.

Net interest expense was $220,000 for the first quarter of fiscal 1999, compared to $312,000 for fiscal 1998. The decrease is attributed to decreased borrowings.

Net loss for the first quarter of fiscal 1998 was $3,335,000 compared to net loss of $997,000 for the same period of the prior year. This resulted in a loss per share of $.12 for the first quarter of fiscal 1999 compared to $.04 loss per share in the same period of the prior year.

Management believes that sources of liquidity, anticipated cash flow from operations and borrowings under credit facilities will be adequate to satisfy its anticipated working capital and capital equipment requirements through fiscal 1999.

Liquidity and Capital Resources

At June 28, 1998, the Company had cash and cash equivalents of approximately $7,700,000. While the Company's cash situation is currently stable, business conditions remain uncertain and although the Company has taken measures to conserve cash, it is unable to predict when it will return to profitability.

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below: Dependence on Foundry Business. In the near term the company's success depends on its ability to attract additional business from new and existing customers for its analog and high-voltage wafer fabrication services. Due to the reduction in demand for such services as a result of the current worldwide decline in the semiconductor business, the market for such services is extremely competitive. As long as this situation continues the slowdown in foundry business has and will continue to result in less than optimum utilization of the Company's manufacturing facilities. During periods of low demand, high fixed wafer fabrication costs have historically had a material adverse effect on the Company's results of operations. For example, during the last three-quarters of fiscal 1997 and all of fiscal 1998 the Company's operating results were adversely impacted due to low utilization oft the Company's manufacturing facility.

Dependence on New Analog Products. In the long term the company's success depends on its ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for its products. The development of new analog integrated circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. The Company seeks to design alternate source products that have already achieved market acceptance from other vendors, as well as new proprietary IMP products. However, there can be no assurance that any products introduced by the Company will be accepted by customers or that any product initially accepted by the Company's customers will result in production orders. The Company's failure to continue to develop, introduce and sell new products successfully could materially and adversely affect its long-term business and operating results.

Competition. Currently, the Company's principal competitors in the silicon foundry market include American Microsystems Inc., a division of Japan Energy Corporation, Austrian Micro Systems, GMT Microelectronics Corporation, Orbit Semiconductor, a division of the DII Group, Tower Semiconductor, as well as internal manufacturing facilities within its customers. To a lesser the Company also competes with large Asian foundries, such as Chartered Semiconductor of Singapore and TSMC of Taiwan. The Company's principal competitors for existing and new Analog Products include Dallas Semiconductor, Linear Technology Corporation, Linfinity Microelectronics, Maxim Integrated Products, Inc., Micrel, Semtech, Sipex, Supertex, Texas Instruments, Unitrode Corporation and certain European and Asian manufacturers. Many of the Company's competitors have substantially greater technical, manufacturing, financial and marketing resources than the Company. The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitor's products that are denominated in local currency.

Due to the current excess of supply over demand for semiconductors of all types, including both foundry services and analog integrated circuits, the Company expects continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of the Company's products and result in market price reductions and increases in expenses that could adversely affect the Company's business, financial condition or results of operations.

Patents and Licenses. Although the Company is not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. There can also be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights on certain of the Company's products and technologies. Although the Company is not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to the Company and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

Manufacturing. The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition or results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, there can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.

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

The Company's backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without significant penalty to the customer. As a result, to reflect changes in their needs, customers frequently revise the quantities of the Company's products to be delivered and their delivery schedules. Since backlog can be canceled or rescheduled without significant penalty, the Company does not believe its backlog is a meaningful indicator of future revenue. In addition, the Company's backlog includes its orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors.

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

Currently, the Company purchases certain materials, including silicon wafers, on a purchase order basis from a limited number of vendors. Any disruption or termination of supply from any of these suppliers could have a material adverse effect on the Company's financial condition and results of operations. The packaging of the Company's products is performed by a limited group of third party subcontractors in the United States, as well as Indonesia and other Asian countries. Certain of the raw materials included in such products are obtained from sole source suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. As is common in the industry, independent third party subcontractors in Asia currently assemble all of the Company's products. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternate subcontractors, if any, became available.

Environmental and Safety Regulation. Federal, state, and local regulations impose a variety of safety and environmental controls on the storage, handling, discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. The Company's facilities have been designed to comply with these regulations, and it believes that its activities are conducted in material compliance with such regulations. There can be no assurance, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon the Company. Any failure of the Company to control adequately the storage, use and disposal of regulated substances could result in future liabilities.

Increasing public attention has been focused on the safety and environmental impacts of electronic manufacturing operations. While the Company to date has not experienced any materially adverse effects on its business from such regulations, there can be no assurance that changes or new interpretations of such regulations will not impose costly equipment, facility or other requirements.

Year 2000 Issues. There is a risk to the company for problems arising from the fact that most computer systems and programs were designed to handle dates with the capacity to store only the last two digits to represent the year. When the year 2000 begins, these systems could stop working or interpret the date incorrectly as 1900. The integrated circuits that the company designs are not believed to have any Year 2000 embedded issues, however the hardware and software used in their design, production, sales and support are impacted by the Year 2000. To understand and take appropriate measures to mitigate these issues the Company has performed its own internal evaluation and has also contacted its vendors of such hardware and software. We have assurances from some of them that they will have solutions this year, and from others that they will have solutions available next year. This matter is not within the direct control of the company, however as many of these vendors depend on continued sales of such services to our industry, we rely on their representations on this matter.

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

The parties in all of the above class action lawsuits have settled in principle and court documents have been submitted for final approval.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    IMP, Inc.
                    Registrant


                    /s/George Rassam
---------------     ---------------------------------
August 13, 1998     George Rassam
                    Chief Financial Officer

                                 EXHIBIT INDEX


EX. NUMBER                          DESCRIPTION
----------                          -----------
27.1                                Financial Data Schedule