Form 10-Q
period 1998-09-27
IMP INC
filed 1998-11-12
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 27, 1998 or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number   0-15858
                                   -------
          IMP, Inc.
          ---------
          (Exact name of registrant as specified in its charter)

              Delaware                              94-2722142
              --------                              ----------
          (State or other jurisdiction            (IRS Employer
           of incorporation or                    Identification No.)
           organization)

          2830 North First Street, San Jose, CA        95134
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

                                           Outstanding at
                                           September 27, 1998
                                           ------------------
Common Stock, $0.001 par value                 28,284,098

                                    IMP, Inc.
                                    FORM 10-Q
                                 SECOND QUARTER

                                      INDEX


  Part I:  Financial Information (unaudited)

                                                                        Page
                                                                        ----

        Condensed Balance Sheet at                                       4
          September 27, 1998 and March 29, 1998

        Condensed Statement of                                           5
          Operations for the three months ended
          September 27, 1998 and September 28, 1997

        Condensed Statement of                                           6
          Operations for the six months ended
          September 27, 1998 and September 28, 1997

        Condensed Statement of Cash                                      7
          Flows for the six months ended
          September 27, 1998 and September 28, 1997

        Notes to condensed financial                                     9
          statements

        Management's discussion and analysis of                         12
          financial condition and results of
          operations


Part II:  Other Information

        Item 1, Legal Proceedings                                       22

        Item 4, Submission of matters to a vote of
          securities holders                                            22

        Item 6, Reports on Form 8K                                      22

        Signatures                                                      23

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


ASSETS

                                                  Sept 27, 1998     March 29, 1998
                                                  -------------     --------------
Current assets:
  Cash and cash equivalents                         $  2,609           $ 11,819
  Accounts receivable - net                            4,914              5,357
  Inventories                                          4,122              3,064
  Deposits and other current assets                    1,114                950
                                                    --------           --------
      Total current assets                            12,759             21,190
Leasehold improvements and equipment                  90,402             88,931
  Accumulated depreciation                           (81,143)           (78,547)
                                                    --------           --------
  Net leasehold improvements and equipment             9,259             10,384
Other long term assets                                   387                375
                                                    --------           --------
                                                    $ 22,405           $ 31,949
                                                    ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                  $  4,101           $  3,348
  Trade accounts payable                               5,276              6,018
  Accrued payroll and related expenses                 1,829              1,954
  Other accrued liabilities                              472                276
  Current portion of capital lease obligations         3,058              3,582
                                                    --------           --------
      Total current liabilities                       14,736             15,178
Long-term portion of notes payable
    and capital lease obligations                      3,645              6,173
Stockholders' equity:
  Common stock                                            30                 30
  Additional paid-in capital                          70,413             70,370
  Accumulated deficit                                (62,522)           (55,905)
  Treasury stock at cost                              (3,897)            (3,897)
                                                    --------           --------
      Total stockholders' equity                       4,024             10,598
                                                    --------           --------
                                                    $ 22,405           $ 31,949
                                                    ========           ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                    Three Months Ended
                                             --------------------------------
                                             Sept 27, 1998      Sept 28, 1997
                                             -------------      -------------
Net revenues                                   $  6,738           $ 11,021
Cost of revenues                                  6,181              7,745
                                               --------           --------
      Gross profit                                  557              3,276

Operating expenses:
  Research and development                        2,189              1,897
  Selling, general and administrative             1,380              1,678
                                               --------           --------

Operating loss                                   (3,012)              (299)
Interest:
  Expense                                          (303)              (370)
  Income                                             33                173
                                               --------           --------
      Net interest                                 (270)              (197)
Loss before provision for
  income taxes                                   (3,282)              (496)
Provision for income taxes                           --                 --
                                               --------           --------
Net loss                                       $ (3,282)          $   (496)
                                               ========           ========

Basic and diluted net loss per share           $   (.12)          $   (.02)
                                               ========           ========

Shares used in computing basic and
  diluted net loss per share                     28,284             28,216
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                     Six Months Ended
                                            ----------------------------------
                                            Sept 27, 1998        Sept 28, 1997
                                            -------------        -------------
Net revenues                                   $ 13,325           $ 22,027
Cost of revenues                                 12,177             15,586
                                               --------           --------
      Gross profit                                1,148              6,441
Operating expenses:
  Research and development                        4,507              3,955
  Selling, general and administrative             2,769              3,470
                                               --------           --------

Operating loss                                   (6,128)              (984)
Interest:
  Expense                                          (627)              (808)
  Income                                            138                299
                                               --------           --------
      Net interest                                 (489)              (509)
Loss before provision for
  income taxes                                   (6,617)            (1,493)
Provision for income taxes                           --                 --
                                               --------           --------
Net loss                                       $ (6,617)          $ (1,493)
                                               ========           ========

Basic and diluted net loss per share           $   (.23)          $   (.05)
                                               ========           ========

Shares used in computing basic and
  diluted net loss per share                     28,284             28,213
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                           Six Months Ended
                                                    -------------------------------
                                                    Sept 27, 1998     Sept 28, 1997
                                                    -------------     -------------
Cash flows from operating activities:
  Net loss                                             $(6,617)          $(1,493)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                        2,596             3,074
    Increase (decrease) from changes in:
         Accounts receivable                               443             1,709
         Inventories                                     (1058)            1,514
         Deposits and other assets                        (176)           (1,340)
         Trade accounts payable                           (742)             (664)
         Accrued payroll and related expenses             (125)              588
         Other accrued liabilities                         196              (228)
                                                       -------           -------
  Net cash (used for) provided by
    operating activities                                (5,483)            3,160
                                                       -------           -------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                    (855)              (82)
                                                       -------           -------
Cash flows from financing activities:
  Payments of principal under capital
  lease obligations, net                                (2,001)           (2,757)
  Payments on notes payable                               (914)               --
  Proceeds from issuance of common stock                    43                52
                                                       -------           -------
  Net cash used for financing activities                (2,872)           (2,705)

Net increase (decrease) in cash and cash
 equivalents                                           (9,210)              373
Cash and cash equivalents at beginning of
  the period                                           11,819            13,306
                                                     --------           -------
Cash and cash equivalents at end of the
  period                                             $  2,609           $13,679
                                                     ========           =======
Supplemental cash flow disclosures:
  Interest paid                                      $    489           $   509
Supplemental non cash disclosures:
  Equipment acquired under capital lease             $    616                --

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

2.      Cash

        At September 27, 1998, the Company had cash and cash equivalents of approximately $2,609,000. An agreement signed by the Company for debt financing of up to $10,000,000 in September 1998 is not expected to be funded by the lender. As of the date of preparation of this report the Company had cash and cash equivalents of approximately $1.7 million which was assisted by faster than anticipated collection of Accounts Receivable. The Company has taken steps to conserve cash and is working with its financial institutions to restructure debt and otherwise improve cash flow. In addition, the Company is evaluating all possible strategic options for the company's future.

3.      Inventories

        Inventories consist of:

                                        Sept 27, 1998         March 29, 1998
                                        -------------         --------------
         Raw materials                     $   988               $ 1,111
         Work-in-process                     2,752                 1,650
         Finished goods                        382                   303
                                           -------               -------
                                           $ 4,122               $ 3,064
                                           =======               =======

4.      Notes Payable

        Bank equipment term loan - The Company had a financing agreement in place with a bank under which the Company may borrow up to $3,000,000 to finance 100% of the cost of collateralized equipment. Under the agreement the Company is restricted from paying dividends and is required to maintain certain financial ratios among other covenants. At September 27, 1998 the

        Company was not in compliance with certain financial covenants. The bank notified the Company that it will not renew the line. The Company is in negotiations with the bank to restructure the note. The balance outstanding under this line on September, 1998 was approximately $1,775,000.

        Equipment notes payable - The Company had a $5,000,000 facility with assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at September 27, 1998 was approximately $2,326,000.

5.      Earnings per share

        FAS 128 requires presentation of both basic and diluted EPS on the statement of operations. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number or common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period, except when antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. All prior period EPS data has been restated to comply with the requirements of FAS 128. A reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                  Three Months Ended        Six Months Ended
                                                  -------------------      -------------------
                                                  Sept 27     Sept 28      Sept 27     Sept 28
                                                   1998        1997         1998        1997
                                                  -------     -------      -------     -------
         Basic EPS:
         Net loss                                 $(3,282)    $  (496)     $(6,617)    $(1,493)

         Weighted average shares outstanding       28,284      28,216       28,284      28,213

         Basic and diluted loss per share         $ (0.12)    $ (0.02)     $ (0.23)    $ (0.05)
                                                  =======     =======      =======     =======


        Options to purchase 2,651,055 and 2,217,521 shares of common stock were outstanding at September 27, 1998 and September 28, 1997, respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been antidilutive.

6.      Recently Issued Accounting Standard

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS

        133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

Results of Operations - Second Quarter of Fiscal 1999 Compared to Second Quarter of Fiscal 1998

Net revenues for the second quarter of fiscal 1999 were $6.7 million compared to $11.0 million for the same period of the prior year. The decrease in net revenues was due to lower demand for the company's products by customers reflecting the general slow down in the semiconductor industry. Revenues in the immediate prior quarter were $6.6 million.

Cost of revenues in the second fiscal quarter of 1999 were 92% of revenues compared to 70% for the same quarter in the prior year. Cost of revenues in the second quarter of fiscal 1999 are higher as a result of less than optimum utilization of the Company's manufacturing facility due to the decreased demand noted above.

Research and development expenses were $2,189,000 (32% of revenue) in the second quarter of fiscal 1999 compared to $1,897,000 (17% of revenue) in the corresponding quarter of the prior year. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will remain higher than fiscal 1998 levels.

Selling, general and administrative expenses were $1,380,000 (20% of revenue) in the second quarter of fiscal 1999 down from $1,678,000 (15% of revenue) in the same quarter of the prior year. The decrease in absolute dollars was primarily due to lower commission expenses associated with lower sales.

Net interest expense was $270,000 for the second quarter of fiscal 1999, compared to $197,000 for fiscal 1998. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the second quarter of fiscal 1999 was $3,282,000 compared to net loss of $496,000 for the same period of the prior year. This resulted in a loss per share of $.12 for the second quarter of fiscal 1999 compared to $.02 loss per share in the same period of the prior year.

The Company believes that its sources of liquidity are at risk, and that without additional significant cash inflows there is substantial risk that the Company will not continue to exist as a going concern beyond December 1998.

Results of Operations - First Six Months of Fiscal 1999 Compared to First Six Months of Fiscal 1998.

Net revenues for the six-month period ended September 27, 1998 were down by 39% compared to the same period of the prior year. The decrease in net revenues was due to lower demand for the company's products by customers reflecting the general slow down in the semiconductor industry.

Cost of revenues in the six-month period ended September 27, 1998 was 91% of revenues compared to 71% in the corresponding period of the prior year. The increase is due to less than optimum utilization of the Company's foundry.

Research and development expenses were $4,507,000 (34% of revenue) for the six month period ended September 27, 1998 compared to $3,955,000 (18% of revenue) in the comparable period of fiscal 1997. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will remain higher than fiscal 1998 levels.

Selling, general and administrative expenses were $2,769,000 (21% of revenue) for the six months ended September 27, 1998 compared to $3,470,000 (16% of revenue) in the corresponding period of the prior year. The decrease in absolute dollars was primarily due to lower commission expenses associated with lower sales.

Net interest expense was $489,000 for the six-month period ended September 27, 1998 compared to $509,000 for the corresponding period of the prior year. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss was $6,617,000 for the six-month period ended September 27, 1998 compared to a loss of $1,493,000 for the same period of the prior year. Loss per share was $.23 for the six month period ended September 27, 1998 compared to $.05 loss per share for the same period of the prior year.

Liquidity and Capital Resources

At September 27, 1998, the Company had cash and cash equivalents of approximately $2,609,000. An agreement signed by the Company for debt financing of up to $10,000,000 in September 1998 is not expected to be funded by the lender. As of the date of preparation of this report the Company had cash and cash equivalents of approximately $1.7 million which was assisted by faster than anticipated collection of Accounts Receivable. The Company has taken steps to conserve cash and is working with its financial institutions to restructure debt and otherwise improve cash flow. In addition, the Company is evaluating all possible strategic options for the company's future.

Although orders received for shipment in the third quarter are significantly above those shipped in the second quarter, business conditions continue to remain uncertain. There can be no assurance that this trend of increased orders will continue or that the Company will be able to fulfill all such orders received or that customers will pay their accounts due in a timely manner. If the Company is unable to significantly improve its cash position, there is substantial risk that the Company will not be financially viable beyond December 1998.

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" the Company has very low cash balances.

Dependence on Foundry Business. In the near term the company's success depends on its ability to attract additional business from new and existing customers for its analog and high-voltage wafer fabrication services. Due to the reduction in demand for such services as a result of the current worldwide decline in the semiconductor business, the market for such services is limited. As long as this situation continues the slowdown in foundry business has and will continue to result in less than optimum utilization of the Company's manufacturing facilities. During periods of low demand, high fixed wafer fabrication costs have historically had a material adverse effect on the Company's results of operations. For example, during the last three-quarters of fiscal 1997 and all of fiscal 1998 the Company's operating results were adversely affected by the low utilization of the Company's manufacturing facility.

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

Competition. Currently, the Company's principal competitors in the silicon foundry market include American Microsystems Inc., a division of Japan Energy Corporation, Austrian Micro Systems, GMT Microelectronics Corporation, Orbit Semiconductor, a division of the DII Group, Tower Semiconductor, as well as internal manufacturing facilities within its customers. To a lesser degree the Company also competes with large Asian foundries, such as Chartered Semiconductor of Singapore and TSMC of Taiwan. The Company's principal competitors for existing and new Analog Products include Dallas Semiconductor, Linear Technology Corporation, Linfinity Microelectronics, Maxim Integrated Products, Inc., Micrel, Semtech, Sipex, Supertex, Texas Instruments, Unitrode Corporation and certain European and Asian manufacturers. Many of the Company's competitors have substantially greater technical, manufacturing, financial and marketing resources than the Company. The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitor's products that are denominated in local currency.

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

Patents and Licenses. Although the Company is not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. There can also be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims protection may be unavailable or limited in certain foreign countries. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights on certain of the Company's products and technologies. Although the Company is not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to the Company and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

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

The Company manufactures all of its wafers at the one fabrication facility in San Jose. Given the unique nature of the Company's processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any prolonged inability to utilize the Company's manufacturing facility as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition or results of operations. Although it believes that it has adequate capacity to support its near term plans, the Company has in the past subcontracted the fabrication of a portion of its wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying certain of the Company's needs. However, there can be no assurance that the Company will always be able to find the necessary foundry capacity.

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

Year 2000 Issues.

General.

        Many currently installed computer, telecommunications and data communications systems and equipment use embedded software or hardware that is coded to accept only two digit entries in the date code field. These date code fields will need to accept four digits to distinguish 21st century dates from 20th century dates. Therefore, any of such systems and equipment, including computer systems and equipment sold or used by the Company, its customers and its suppliers, that recognize a date code field of "00" as the year 1900 rather than the year 2000 could cause such systems or equipment to malfunction prior to or in the year 2000 and lead to significant business delays, additional expenses and disruptions in service or operations. As a result, many companies' systems and equipment with embedded software or hardware may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant. The Company is assessing the impact of Year 2000 compliance requirements on its current business as well as on the systems and applications that are critical to the Company's operations.

Impact on the Company's Business.

        The Company designs its products both internally and through third party design providers. Both sources of product design rely on licenses of third party technology for certain aspects of these designs. In addition, while the Company manufactures and tests substantially all of the wafers and finished packaged devices used for its products, it relies on third party suppliers for the management and control of the assembly of its products. The Company has done an internal assessment of the Year 2000 compliance of certain of its stand-alone products, and the Company believes that these products are designed so that they are not dependent on embedded software or hardware that relies on a date code field and, therefore, such products are Year 2000 compliant. To the extent that date information is necessary for the proper functioning of these products, the products rely on date information from other devices resident in the networks or systems in which they operate. Thus, any Year 2000 problems within these third party products or systems could cause the Company's products not to work accurately and/or without disruption, if at all, with other companies' devices and systems. Any failure of these products to be Year 2000 compliant would result in the malfunctioning of such products or of the systems in which such products operate. Any failure of the Company's products, any third party products on which the Company's products rely or any third party products which incorporate certain of the Company's licensed designs or technologies to be Year 2000 compliant could result in a substantial decline in the Company's revenues or could result in the Company's incurring substantial unexpected expenses associated with product returns, warranty claims and claims for consequential damages and would materially adversely affect the Company's business, results of operations and financial condition.

        Many of the Company's customers and prospective customers are expected to devote a substantial portion of their information systems budgets to the Year 2000 problem over the next several years, and, as a result, spending may be diverted from new investment in semiconductor solutions. In addition, the Company relies on a large variety of business enterprises such as customers, suppliers, creditors, financial organizations, and domestic and international governmental entities for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company. Due to the Company's focus on the power management and data communications markets, which are vulnerable to technological issues involving the Year 2000, substantially all of the Company's revenues may be at risk. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

Impact on Systems and Applications Critical to the Company's Operations.

        The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company is making a Year 2000 compliance assessment and taking actions to correct its internal systems and equipment including its management information systems, its automated design software and its fabrication, test and physical plant equipment with embedded hardware and/or software. The Company believes it will complete its assessment by mid-1999 and that it will complete all corrective actions, including testing, by the end of 1999. Additionally, the Company is in the mid stage of conducting an audit of its significant third party suppliers and customers as to the Year 2000 compliance of their systems. The Company has not yet established contingency plans for the Year 2000 issues, but, based on the results of the assessment of its internal systems and the audit of its third party suppliers and customers, the Company will evaluate the need for and begin to implement contingency plans. Through September 27, 1998, the company has incurred less than $100,000 in expenses associated with making its systems and equipment Year 2000 compliant and based on the preliminary results of the assessment, the Company believes the total cost for Year 2000 compliance will not exceed $1,000,000. However, there can be no assurance that any such assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any required updates or corrections will work as anticipated in the year 2000.

                                    IMP, Inc.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

The previously disclosed securities class action and derivative lawsuits filed against the Company and certain of its present and former officers and directors have been settled and all claims dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

        The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on August 19, 1998.

        1. The following persons were elected as directors of the Company to serve until their successors are elected and qualified:

        Name                        Votes For             Votes Withheld

        James Phillip Ferguson      25,292,690              1,381,851
        Zvi Grinfas                 25,302,835              1,371,706
        David A. Laws               25,321,180              1,353,361
        Peter D. Olson              25,324,895              1,349,646
        Bernard V. Vonderschmitt    25,300,215              1,374,326

        2. A proposal to approve the amendment to the Company's Stock Option Plan (the "Plan") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Plan by an additional 500,000 shares was approved by a vote of 24,330,708 shares, 2,222,703 shares voted against the proposal and N/A votes were withheld, with 121,130 shares abstaining and N/A broker non-votes.

        3. A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending March 29, 1999 was approved by a vote of 26,369,451 shares, 168,305 shares voted against the proposal and N/A votes were withheld, with 136,785 shares abstaining and N/A broker non-votes.

Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended September 27, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             IMP, Inc.
                             Registrant



                             /s/  GEORGE RASSAM
-----------------            ---------------------------------
November 10, 1998            George Rassam
                             Chief Financial Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27                           Financial Data Schedule