Form 10-Q
period 1998-12-27
IMP INC
filed 1999-02-10
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  December 27, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

                         Commission file number 0-15858

                                    IMP, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    94-2722142
     --------------------------------                    -------------------
      (State or other jurisdiction                         (IRS Employer
     of incorporation or organization)                   Identification No.)


                2830 North First Street, San Jose, CA      95134
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

                                             Outstanding at
Common Stock, $0.01 par value               December 27, 1998
                                            -----------------
                                               2,832,609

                                    IMP, Inc.
                                    FORM 10-Q
                                  THIRD QUARTER

                                      INDEX

Part I: Financial Information (unaudited)

                                                                            Page
        Condensed Balance Sheet at
          December 27, 1998 and March 29, 1998                                4

        Condensed Statement of
          Operations for the three months ended
          December 27, 1998 and December 28, 1997                             5

        Condensed Statement of
          Operations for the nine months ended
          December 27, 1998 and December 28, 1997                             6

        Condensed Statement of Cash
          Flows for the nine months ended
          December 27, 1998 and December 28, 1997                             7

        Notes to condensed financial statements                               9

        Management's discussion and analysis of
          financial condition and results of
          operations                                                         12


Part II: Other Information

        Item 1, Legal Proceedings                                            23

        Item 5, Special meeting of stockholders                              23

        Item 6, Reports on Form 8K                                           23

        Signatures                                                           24

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                                         Dec 27,       March 29,
ASSETS                                                    1998           1998
                                                        --------       --------
Current assets:
  Cash and cash equivalents                             $  1,356       $ 11,819
  Accounts receivable - net                                7,544          5,357
  Inventories                                              5,519          3,064
  Deposits and other current assets                        1,189            950
                                                        --------       --------
      Total current assets                                15,608         21,190
Leasehold improvements and equipment                      91,043         88,931
  Accumulated depreciation                               (82,352)       (78,547)
                                                        --------       --------
  Net leasehold improvements and equipment                 8,691         10,384
Other long term assets                                       319            375
                                                        --------       --------
                                                        $ 24,618       $ 31,949
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                      $  4,203       $  3,348
  Trade accounts payable                                   7,037          6,018
  Accrued payroll and related expenses                     1,056          1,954
  Other accrued liabilities                                  616            276
  Current portion of capital lease obligations             2,500          3,582
                                                        --------       --------
      Total current liabilities                           15,412         15,178
Long-term portion of notes payable
    and capital lease obligations                          5,360          6,173
Stockholders' equity:
  Common stock                                                30             30
  Additional paid-in capital                              70,423         70,370
  Accumulated deficit                                    (62,710)       (55,905)
  Treasury stock at cost                                  (3,897)        (3,897)
                                                        --------       --------
      Total stockholders' equity                           3,846         10,598
                                                        --------       --------
                                                        $ 24,618       $ 31,949
                                                        ========       ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                          Three Months Ended
                                                       ------------------------
                                                       Dec 27,           Dec 28,
                                                        1998              1997
                                                       -------          -------
Net revenues                                           $ 9,755          $ 9,398
Cost of revenues                                         5,901            7,056
                                                       -------          -------
      Gross profit                                       3,854            2,342
Operating expenses:
  Research and development                               2,748            2,400
  Selling, general and administrative                    1,048              965
                                                       -------          -------

Operating income (loss)                                     58           (1,023)
Interest:
  Expense                                                 (266)            (261)
  Income                                                    20              144
                                                       -------          -------
      Net interest                                        (246)            (117)
Loss before provision
  for income taxes                                        (188)          (1,140)
Provision for income taxes                                  --               --
                                                       -------          -------
Net loss                                               $  (188)         $(1,140)
                                                       =======          =======

Basic and diluted net
  loss per share                                       $  (.07)         $  (.40)
                                                       =======          =======

Shares used in computing basic and
  diluted net loss per share                             2,833            2,825
                                                       =======          =======


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                          Nine Months Ended
                                                    ---------------------------
                                                     Dec 27,            Dec 28,
                                                      1998               1997
                                                    --------           --------
Net revenues                                        $ 23,080           $ 31,425
Cost of revenues                                      18,079             22,642
                                                    --------           --------
      Gross profit                                     5,001              8,783
Operating expenses:
  Research and development                             7,255              6,355
  Selling, general and administrative                  3,817              4,435
                                                    --------           --------

Operating loss                                        (6,071)            (2,007)
Interest:
  Expense                                               (892)            (1,068)
  Income                                                 158                442
                                                    --------           --------
      Net interest                                      (734)              (626)
Loss before provision for
  income taxes                                        (6,805)            (2,633)
Provision for income taxes                                --                 --
                                                    --------           --------
Net loss                                            $ (6,805)          $ (2,633)
                                                    ========           ========

Basic and diluted net loss per share                $  (2.40)          $   (.93)
                                                    ========           ========

Shares used in computing basic and
  diluted net loss per share                           2,830              2,822
                                                    ========           ========



See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                          Nine Months Ended
                                                      -------------------------
                                                       Dec 27,          Dec 28,
                                                        1998             1997
                                                      --------         --------
Cash flows from operating activities:
  Net loss                                            $ (6,805)        $ (2,633)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                        3,805            4,546
    Increase (decrease) from changes in:
         Accounts receivable                            (2,187)             604
         Inventories                                    (2,455)             758
         Deposits and other assets                        (183)            (626)
         Trade accounts payable                          1,019            2,115
         Accrued payroll and related expenses             (898)             124
         Other accrued liabilities                         340             (382)
                                                      --------         --------
  Net cash (used for) provided by
    operating activities                                (7,364)           4,506
                                                      --------         --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                    (955)            (261)
                                                      --------         --------
Cash flows from financing activities:
  Payments of principal under capital
  lease obligations, net                                (2,713)          (4,093)
  Payments on notes payable                                516               --
  Proceeds from issuance of common stock                    53               96
                                                      --------         --------
  Net cash used for financing activities                (2,144)          (3,997)

Net increase (decrease) in cash and cash
 equivalents                                           (10,463)             248
Cash and cash equivalents at beginning of
  the period                                            11,819           13,306
                                                      --------         --------
Cash and cash equivalents at end of the
  period                                              $  1,356         $ 13,554
                                                      ========         ========
Supplemental cash flow disclosures:
  Interest paid                                       $    734         $    626
Supplemental non cash disclosures:
  Equipment acquired under capital lease              $  1,183               --



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

2.      Cash

        At December 27, 1998, the Company had cash and cash equivalents of approximately $1,356,000. The Company's cash balance has decreased over each of the last several quarters. The Company has taken steps to conserve cash, has borrowed against its accounts receivable, and is working with its financial institutions to restructure debt and otherwise improve cash flow. In addition, the Company is evaluating possible strategic options for the Company's future.

3.      Inventories

            Inventories consist of:

                                              Dec 27,           March 29,
                                               1998               1998
                                             --------           ---------
                  Raw materials               $  861             $1,111
                  Work-in-process              4,206              1,650
                  Finished goods                 452                303
                                              ------             ------
                                              $5,519             $3,064
                                              ======             ======

4.      Notes Payable & Financing Arrangements

        Bank equipment term loan - This loan has been paid by the Company.

        Equipment notes payable - The Company had a $5,000,000 facility with an assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at December 27, 1998 was approximately $2,326,000.

        The Company has entered into a factoring arrangement with a financial institution under which it may draw down funds on eligible accounts receivable. Such facility bears interest at a rate of 18% per annum. As of December 27, 1998, $3,206,000 was drawn down on this facility.

5.      Earnings per share

        FAS 128 requires presentation of both basic and diluted EPS. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number or common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding, plus the effects of options and warrants, during the period, except when antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                            Three Months Ended              Nine Months Ended
                                                         -----------------------         -----------------------
                                                         Dec 27          Dec 28          Dec 27          Dec 28
                                                          1998            1997            1998            1997
                                                         -------         -------         -------         -------
        Net loss                                         $  (188)        $(1,140)        $(6,805)        $(2,633)

        Shares used in per share computation:
          Weighted Average Shares Outstanding              2,833           2,825           2,830           2,822

        Basic and diluted income (loss) per share        $ (0.07)        $ (0.40)        $(2,31)         $ (0.93)
                                                         =======         =======         =======         =======


        Options to purchase 261,480 and 28,459 shares of common stock were outstanding at December 27, 1998, and December 28, 1997 respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation, and therefore, to do so would have been antidilutive.

6.      Recently Issued Accounting Standard

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial statements, which will be effective for the Company's fiscal 2001.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

Results of Operations - Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998

Net revenues for the third quarter of fiscal 1999 were $9.8 million compared to $9.4 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's products by customers. Revenues in the immediate prior quarter were $6.7 million. Included in the results are $250,000 for non-recurring license fees from a customer.

Cost of revenues in the third fiscal quarter of 1999 were 60% of revenues compared to 75% for the same quarter in the prior year. Cost of revenues in the third quarter of fiscal 1999 are lower as a result of higher utilization of the Company's manufacturing facility due to the increased demand noted above.

Research and development expenses were $2,748,000 (28% of revenue) in the third quarter of fiscal 1999 compared to $2,400,000 (26% of revenue) in the corresponding quarter of the prior year. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will remain higher than fiscal 1998 levels.

Selling, general and administrative expenses were $1,048,000 (11% of revenue) in the third quarter of fiscal 1999 up from $965,000 (10% of revenue) in the same quarter of the prior year. The increase was primarily due to increase in expenses associated with the increase in sales. In addition, due to a change in the Company's health policy, certain reserves were no longer needed and were released in the quarter ending December 27, 1998.

Net interest expense was $246,000 for the third quarter of fiscal 1999, compared to $117,000 for fiscal 1998. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the third quarter of fiscal 1999 was $188,000 compared to net loss of $1,140,000 for the same period of the prior year. This resulted in net loss of $.07 per share for the third quarter of fiscal 1999 compared to $.40 loss per share in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 1999 Compared to First Nine Months of Fiscal 1998.

Net revenues for the nine-month period ended December 27, 1998 were down by 27% compared to the same period of the prior year. The decrease in net revenues was due to lower demand for the company's products by customers reflecting the general slow down in the semiconductor industry for the first half of fiscal 1999. Included in the results for the nine-month period are $250,000 for non-recurring license fees from a customer.

Cost of revenues in the nine-month period ended December 27, 1998 was 78% of revenues compared to 72% in the corresponding period of the prior year. The increase is due to less than optimum utilization of the Company's manufacturing facility during the first half of fiscal 1999.

Research and development expenses were $7,255,000 (31% of revenue) for the nine month period ended December 27, 1998 compared to $6,355,000 (20% of revenue) in the comparable period of fiscal 1998. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will remain higher than fiscal 1998 levels.

Selling, general and administrative expenses were $3,817,000 (16% of revenue) for the nine months ended December 27, 1998 compared to $4,435,000 (14% of revenue) in the corresponding period of the prior year. The decrease in absolute dollars was primarily due to lower commission expenses associated with lower sales for the first half of fiscal 1999. In addition, due to a change in the Company's health policy, certain reserves were no longer needed and were released in the quarter ending December 27, 1998.

Net interest expense was $734,000 for the nine-month period ended December 27, 1998 compared to $626,000 for the corresponding period of the prior year. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss was $6,805,000 for the nine-month period ended December 27, 1998 compared to a loss of $2,633,000 for the same period of the prior year. Loss per share was $2.40 for the nine month period ended December 27, 1998 compared to $.93 loss per share for the same period of the prior year.

Liquidity and Capital Resources

At December 27, 1998, the Company had cash and cash equivalents of approximately $1,356,000. The Company's cash balance has decreased over each of the last several quarters. The Company has entered into a factoring arrangement with a financial institution under which it may draw down funds on eligible accounts receivable. Such facility bears interest at the rate of 18% per annum. As of December 27, 1998, $3,206,000 was drawn down on this facility. The Company is also working with its financial institutions to restructure debt and otherwise improve cash flow. In addition, on February 8, 1999 the Company raised $2.37 million in private placement, with net proceeds to the Company of $2.25 million.

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on December 27, 1998 the Company had low cash balances. However on February 8, 1999 the Company raised $2.37 million in private placement, with net proceeds to the Company of $2.25 million.

Potential Delisting from Nasdaq National Market

On December 11, 1998, a hearing was held before a Panel authorized by the National Association of Securities Dealers, Inc. Board of Governors to determine whether the Company would be allowed to maintain the listing of its Common Stock on the Nasdaq National Market ("Nasdaq"). The hearing addressed, among other things, the Company's compliance with the minimum $1 per share price requirement and the $4 million net tangible assets requirement for stock traded on Nasdaq. The Panel indicated that the Company could retain its listing on the Nasdaq if it complied with the following conditions: (i) the Company must effect a one-for-ten reverse split of its Common Stock so that the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days; (ii) the Company must file with the Securities and Exchange Commission ("SEC") on or before February 16, 1999, a December 31, 1998 balance sheet, which, with pro forma adjustments for significant events and transactions after such date, shows net tangible assets of at least $4,000,000; and (iii) the Company must file with the SEC on or before March 31, 1999, a balance sheet as of a date 45 days prior thereto, which, with appropriate pro forma adjustments, shows net tangible assets of at least $6,500,000. Effective January 13, 1999, the Company effected a one-for-ten reverse stock split, thus addressing the minimum trading price per share requirement. The financial statements have been adjusted to reflect the stock split.

If the Company's securities are delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the Nasdaq SmallCap Market or the Nasdaq over-the-counter market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock.

In addition, the Company's market capitalization might decrease and stockholder value might decrease as a result of the reverse split. The reverse split will have the effect of increasing the number of odd-lot holders of the Company's Common Stock. Transaction costs involving odd-lot amounts of Common Stock are generally higher on a per-share basis than transaction costs involving even-lot amounts of Common Stock. Thus, the reverse split might have the effect of increasing the transaction costs of certain of the Company' stockholders.

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

Dependence on New Analog Products. In the long term the Company's success depends on its ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for its products. The development of new analog integrated circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the

Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there are a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. The Company seeks to design alternate source products that have already achieved market acceptance from other vendors, as well as new proprietary IMP products. However, there can be no assurance that any products introduced by the Company will be accepted by customers or that any product initially accepted by the Company's customers will result in production orders. The Company's failure to continue to develop, introduce and sell new products successfully could materially and adversely affect its long-term business and operating results.

Competition. Currently, the Company's principal competitors in the silicon foundry market include American Microsystems Inc., a division of Japan Energy Corporation, Austrian Micro Systems, GMT Microelectronics Corporation, Orbit Semiconductor, a division of the DII Group, Tower Semiconductor, as well as internal manufacturing facilities within its customers and excess fabrication capacity within standard product vendors. To a lesser degree the Company also competes with large Asian foundries, such as Chartered Semiconductor of Singapore and TSMC of Taiwan. The Company's principal competitors for existing and new Analog Products include Dallas Semiconductor, Linear Technology Corporation, Linfinity Microelectronics, Maxim Integrated Products, Inc., Micrel, Semtech, Sipex, Supertex, Texas Instruments, Unitrode Corporation and certain European and Asian manufacturers. Many of the Company's competitors have substantially greater technical, manufacturing, financial and marketing resources than the Company. The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitor's products that are denominated in local currency.

Due to the current excess of supply over demand for semiconductors of all types, including both foundry services and analog integrated circuits, the Company expects continued strong competition from existing suppliers as well as the entry of new competitors. Such competitive pressures could reduce the market acceptance of the Company's products and result in market price reductions and increases in expenses that could adversely affect the Company's business, financial condition or results of operations.

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

The packaging of the Company's products is performed by a limited group of third party subcontractors located predominantly in Asian and Pacific Rim countries, including Indonesia. Certain of the raw materials included in such products are obtained from sole source suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternate subcontractors, if any, became available.

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

While the Company to date has not experienced any materially adverse effects on its business from safety and environmental regulations, there can be no assurance that changes or new interpretations of such regulations will not impose costly equipment, facility or other requirements.

Year 2000 Issues.

General

The Company is currently conducting a company-wide Year 2000 readiness program (the Y2K program). The Y2K program is addressing the issue of computer programs and embedded computer chips being able to distinguish between the year 1900 and the year 2000. Any of such systems and equipment, including integrated circuits, computers and manufacturing equipment, sold or used by the Company, its customers and its suppliers, that recognize a date code field of "00" as the year 1900 rather than the year 2000 could cause such systems or equipment to malfunction prior to or in the year 2000 and lead to significant business delays, additional expenses and disruptions in service or operations. As a result, the systems and equipment of all business organizations containing integrated circuits, software or computer hardware may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant.

The Company's Y2K program is divided into four sections - (1) IMP Manufactured Products, (2) Internal Information Technology (IT) Systems, (3) Manufacturing Systems and Equipment, and (4) Third Party Suppliers and Customers. The Y2K program is divided into three phases (i) inventorying potential Year 2000 items,
(ii) assessing the Year 2000 compliance of items determined to be material to the Company; and (iii) repairing or replacing such material items. The Company has substantially completed the first two phases of work required to achieve Year 2000 compliance requirement and in Phase Three it has repaired or replaced the majority of items on its inventory. It believes that substantially all of the issues that it identifies will be completed by the end of 1999. Some items that cannot be tested appropriately may require additional work after that time

Through December 27, 1998, the company has incurred less than $150,000 in expenses associated with making its systems and equipment Year 2000 compliant. Based on the preliminary results of the assessment and the modifications completed to date, the Company believes that the total cost for year 2000 compliance will not exceed $1,000,000. However, there can be no assurance that any such assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any required updates or corrections will work as anticipated in the year 2000.

Impact on Sales of IMP Manufactured Products. The Company designs its products both internally and through third party design providers. Both sources of product design rely on licenses of third party technology for certain aspects of these designs. The Company has done an internal assessment of the Year 2000 compliance of certain of its stand-alone products, and the Company believes that these products are designed so that they are not dependent on embedded software or hardware that relies on a date code field and, therefore, such products are Year 2000 compliant. The Company also manufactures wafers containing designs implemented by its customers. It has no knowledge of the Year 2000 compliance of such products. To the extent that date information is necessary for the proper functioning of the Company's and its customer's products, the products rely on date information from other manufacturer's devices resident in the networks or systems in which they operate. Thus, any Year 2000 problems within these third party products or systems could cause the such products not to work accurately and/or without disruption, if at all, with other companies' devices and systems. Any failure of these products to be Year 2000 compliant would result in the malfunctioning of such products or of the systems in which such products operate. Any failure of the Company's products, its customers designs or any third party products on which the Company's products rely or any third party products which incorporate certain of the Company's licensed designs or technologies to be Year 2000 compliant could result in a substantial decline in the Company's revenues or could result in the Company's incurring substantial unexpected expenses associated with product returns, warranty claims and claims for consequential damages and would materially adversely affect the Company's business, results of operations and financial condition.

Internal Information Technology (IT) System; With respect to its internal IT computer systems, the Company is now in Phase Three of the Y2K program. It has evaluated and has replaced or has tested operating systems for the critical computers used for its management information systems. Many applications programs have been modified and the majority of such programs are expected to be modified by the end of 1999. The Company has also in Phase Three of its non-IT systems, such as personal computers. Where necessary the Company plans to upgrade or replace critical non-compliant systems by the end of 1999.

Manufacturing Systems and Equipment. The Company relies on a number of embedded programs, computer systems and applications to operate and monitor the design, control and manufacturing aspects of its business. These include its automated design software and its fabrication, test and physical plant equipment with embedded hardware and/or software. With respect to such items, the Company is now in Phase Three of the Y2K program. It has evaluated and has replaced or has tested modifications for the majority of such systems. The Company believes that it will complete the remaining critical corrective actions, including testing, by the end of 1999.

Third Party Suppliers and Customers. The Company has contacted the majority of its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on the Company's business. Although many of these suppliers and contract manufacturers have notified the Company that they have been addressing the problem, they have not provided specific assurance regarding the Year 2000 compliance of their systems and software. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 200 issues could have a material impact on the Company's operations and financial results.

In addition to its suppliers and contract manufacturers, the Company relies on a large variety of business enterprises such as customers, creditors, financial organizations, and domestic and international governmental entities for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company.

Summary . The Company has not yet established detailed contingency plans for the Year 2000 issues, but, based on the results of the assessment of its internal systems and the audit of its third party suppliers and customers, the Company will evaluate the need for and begin to implement contingency plans.

Many of the Company's products, systems, suppliers and customers address markets that are vulnerable to technological issues involving the Year 2000, therefore substantially all of the Company's revenues may be at risk. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

                                    IMP, Inc.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings.

        The previously disclosed securities class action and derivative lawsuits filed against the Company and certain of its present and former officers and directors have been settled and all claims dismissed with prejudice.

Item 5. Special Meeting of Stockholders of IMP, Inc.

        The following proposals were voted upon by the Company's stockholders at the special meeting held on October 27, 1998.

Proposal 1

        Proposal to approve an amendment to the Company's certificate of incorporation to effect a one-for-ten reverse split of the Company's common stock.

For                 24,186,744
Against              1,876,788
Abstain                377,100

        This represented 89 percent of the eligible voting shares.

Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended December 27, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IMP, Inc.
                                        Registrant



                                        /s/ GEORGE RASSAM
-----------------                       ---------------------------------
February 10, 1999                       George Rassam
                                        Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit #           Description
---------           -----------
 27.1               Financial Data Schedule