Form 10-K405
period 1999-03-28
IMP INC
filed 1999-06-28
CIK 812927

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

For the fiscal year ended March 28, 1999

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

Common Stock, $.01 par value

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]           No [  ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

                The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 23, 1999 was approximately $9,973,909 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq Smallcap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                On June 23, 1999, approximately 3,463,000 shares of Common Stock, $.01 par value, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE.

                Information contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999 has been incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

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


INTRODUCTION

IMP designs, manufactures and sells integrated circuit (IC) semiconductor devices, also known as microchips. We focus on a specialized technology sector called the analog IC market. We sell our analog IC technology in two basic forms. We manufacture IC wafers for other semiconductor vendors using our own and customer-developed processes. This has comprised the majority of IMP revenues for the last decade. Following a downturn in our historic lines of business in fiscal 1997, we decided to expand our activities into the market for standard analog power-management ICs. Our goal is to provide a broad portfolio of devices to manage the power supply needs of the portable, wireless and internet-based systems that are driving today's computer and communications revolution. This new product direction builds on the historical strengths of our people, technology and manufacturing capabilities and is intended to serve a broad base of customers in a growing market opportunity.

Our wafer production and test factory is located in San Jose, California. This facility, as well as our design and development procedures, are certified to meet the quality demands of the International Standards Organization specification number ISO 9001. We operate our own wafer fabrication plant in order to develop and control the specialized analog technologies that are essential for the design of products offering unique technical advantages to the customer. Also, when we run the plant at close to full capacity, we believe that we will enjoy a cost advantage over companies that use third-party wafer foundry suppliers.

IMP was founded as a California corporation in January 1981 under the name of International Microelectronic Products. We reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987 and our initial public stock offering was made that same year. In September 1993, our Certificate of Incorporation was amended to formally change the name of the Company to the commonly used abbreviation of IMP, Inc. IMP stock is traded on the Nasdaq SmallCap Market under the ticker symbol of IMPX. Our main offices are located at 2830 North First Street, San Jose, California 95134-2071. You can contact us by telephone at 408 432-9100, by fax at 408 434-0335, and by e-mail at info@impinc.com.

IMP BACKGROUND

IMP was founded to employ proprietary computer aided engineering software to provide fast-turnaround design and prototyping, as well as volume manufacturing services, for customer-designed application-specific IC (ASIC) devices. The company was one of the first vendors to apply this design technology to CMOS processes. In the early 1980's, in order to offer fast turnaround and low-cost, companies, including IMP, had to build and operate their own wafer fabrication and testing facilities. The Company also used this capacity to provide wafer foundry services to semiconductor companies that did not own their own wafer fabrication factory or that needed additional capacity. IMP has delivered production wafers representing hundreds of millions of finished microchips to such customers as AT&T, Adaptec, Daimler-Benz, International Rectifier, Level One, National Semiconductor, Rockwell and Siemens.

During the 1980's, IMP engineers created some of the industry's first standard-cell-based analog and mixed signal designs. They applied this analog expertise to the first non-custom products sold under the IMP name in the early 1990s. These were application-specific devices, such as programmable filters, integrated read-channels, preamplifiers, and write drivers, for applications in disk drive and PC tape back-up mass-storage systems. Customers for these products included Hewlett-Packard, Iomega, Seagate Technology, and the 3M Corporation.

In early fiscal 1997 demand for IMP's wafer foundry services and mass-storage products declined at the same time that significant additional foundry capacity was brought on-line throughout the world. As a result the Company's sales dropped significantly. Management took many actions to reduce costs, including canceling non-contributing products, freezing salaries, cutting the work force from 450 to 227 people and increasing the productivity of the remaining personnel. However, due to the high fixed costs of operating the factory, it was not possible to achieve profitability at such a depressed revenue level.

In 1997, the whole semiconductor industry sank into a recession. A new IMP management team made the decision to invest in the design of standard catalog analog products to help increase demand for its products. The specific choice of analog power-management ICs was determined by the capabilities of the existing equipment, by the skills of the R & D personnel and by the long-term growth opportunities forecast for these products. In addition to matching these capabilities, these products are sold to a broad base of users throughout the world and are expected to reduce IMP's historical dependence on a limited base of customers. These analog products also have the potential to increase the profit that can be generated by each wafer.

IMP has indicated that focusing on analog products does not guarantee a return to profitability, but is believed to be the best long-term opportunity for the Company. The difficulty of the task was compounded and losses were increased by the Asian economic difficulties that further reduced revenue through much of fiscal 1999. The first new analog products resulting from this strategy began to contribute to revenue in the third quarter of fiscal 1999.

THE ANALOG INTEGRATED CIRCUIT MARKET

Integrated circuits are called either digital or analog devices based on their mode of operation. Circuits combining both analog and digital modes on the same chip are known as mixed-signal devices. Mixed-signal devices are frequently employed to translate information presented as an analog signal into digital information and vice versa.

Digital circuits generate a succession of high and low signal levels. Each level represents a one or a zero in binary arithmetic. Digital functions are most efficient at storing and processing signals inside a computer. Analog circuits process continuously varying signal levels that convey information about the value of some linear characteristic, such as the amplitude, phase, or frequency of voltage or current. The continuously varying signals may represent "real world" properties such as temperature, pressure, weight, or speed.

The analog integrated circuit market comprises those devices having a purely analog operating mode, as well as mixed-signal devices having a high degree of analog content. Examples of analog devices include, amplifiers, comparators, regulators and certain specialized functions used in power management applications. Mixed-signal devices falling into the analog category, include disk-drive read-channels, data communications interface and data conversion devices, such as analog-to-digital (ADC) and digital-to-analog converter (DAC) products. Mixed-signal chips with predominantly digital content, such as modems, PC audio, and graphics display functions are usually included in the market category of digital products.

From the 1960s through the 1980s divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio, and other consumer products, the analog IC market is also served by a large number of independent, specialized "high-performance" analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics ("WSTS") data, in calendar 1998, the worldwide analog IC revenue was $19.1 billion out of total integrated circuit sales of $109.1 billion. From 1997 to 1998 analog ICs increased their percent of the overall IC market from 16.7% of revenue to 17.5%. Industry analysts project that new electronic systems design activity, particularly that related to supporting the ongoing wireless and internet driven communications revolution, will support continued growth in the market for analog ICs.

MARKETS AND APPLICATIONS

Digital signals are most efficient for manipulation of bits of data. Analog signals best represent the values of real world parameters outside of a computer. Analog components are therefore an essential element of every electronic system that must operate in a real world environment, from battery powered computers, mobile phones, pagers, hearing aids and hand-held instruments to desktop computers, servers and mainframes to industrial equipment, automobiles, and avionics.

A simple example of an application for analog devices is in a thermostatically controlled electric fan. Changes in room temperature are detected using a sensor and an amplifier and measured as an analog signal. This signal is converted with an analog-to-digital-converter (ADC) into a digital value for a microcontroller in the fan to determine when the motor should be turned on and at what speed. When the decision is made, a digital-to-analog converter (DAC) then converts the digital output of the controller back into an analog signal which is then amplified to a high current level to drive the fan motor.

The customers for analog integrated circuits are manufacturers of electronic equipment serving numerous and widely differing applications in instrumentation, industrial control, data processing, military, video, medical equipment, and voice and data communications over private and public, local area and wide-area network systems, such as the Internet. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. As a result, compared to the market for digital integrated circuits, the analog market is characterized by a wider range of standard products used in smaller quantities by a large number of customers. Further, many of these products have historically enjoyed longer life cycles, less competition from foreign manufacturers, lower capital requirements as a result of using more mature manufacturing technologies, and relatively stable growth rates.

An established analog IC supplier may offer hundreds of different basic device types, in numerous package variations and operating ranges, representing thousands of part numbers serving many different end-market segments. A Morgan Stanley Dean Witter report published in December 1998, based on WSTS statistics and forecasts, identifies six major categories of analog circuits. They are amplifiers, power management, data conversion, interface, consumer and other analog circuits. With a forecast of a greater than 15% compounded annual growth rate, power management circuits were projected to offer one of the most promising segments of the IC business because of their use in fast growing portable electronic systems. Power management ICs control, distribute, generate, monitor and regulate the supply of voltage and current, and provide electrical and thermal protection to an electronic system.

IMP PRODUCTS AND SERVICES

Our revenues derive primarily from two types of activities:

1. Wafer Foundry and Custom IC Manufacturing Services - This is the original base of IMP's business and in fiscal 1999 still generated more than 80% of our revenue. We process silicon wafers using our specialized analog BiCMOS, CMOS and DMOS technologies for other semiconductor companies that do not own their own factory or who need additional capacity. These customers usually design the products themselves.

        Processed wafers are round silicon slices that contain hundreds or thousands of completed microchips ready to be separated and assembled into individual packages. This activity is commonly referred to as the "wafer foundry" business. A number of older IMP-designed and owned products for tape-based, mass-storage systems are today essentially custom circuits because each is sold to a single customer.

2. Power Management ICs - These are new families of standard catalog microchips that improve the power consumption efficiency of a wide range of electronic systems. We focus our R & D activity on low-power and high-voltage features for handheld and portable battery-operated communication systems, such as pagers, cell phones, and electronic organizers. In addition to communications systems, power management products are used in just about every piece of electronic equipment being designed today. We introduced our first power management products in early fiscal 1999 and they began to contribute to revenue in the third fiscal quarter.

By following the approach outlined below, we are using our expertise in analog processing circuit design and high-volume production to establish IMP as a supplier of finished power-management ICs:

1. Develop wafer-manufacturing processes that enable the production of advanced analog devices. Our current development activities are addressing a variety of BiCMOS, CMOS and DMOS technologies, ranging from 30 volts to several hundred volts in capability. We are using these technologies for our own products as well as offering them to potential new foundry customers.

2. Build a portfolio of improved industry-standard analog power-management IC products, based on the new processes described above. To accomplish this, we have identified opportunities for families of improved power management devices including low-dropout voltage regulators, DC-DC converters, electroluminescent (EL) lamp drivers and microprocessor supervisors. Some of the products that we have introduced show advantages to the user of a 70% reduction in power consumption.

3. Utilize our process optimization and volume manufacturing experience to produce such standard analog circuits at competitive costs. In one case we have produced a design that is approximately 60% smaller in die size than the competitor. We are promoting these products as having improved performance, competitive pricing, volume production capability and ISO 9001 certified standards of quality and reliability.

4. Identify customers that are leaders in each of our targeted markets and work with these manufacturers to understand their current and new applications and product needs. Based on this knowledge, we will seek to create new standard analog circuits that offer a combination of increased functionality, performance, and cost savings. We introduced a number of such proprietary products in fiscal 1999.

See "Research and Development" below for a list of new products introduced during fiscal 1999.

SALES, DISTRIBUTION AND MARKETING

We sell our products directly to OEM customers and through a worldwide network of independent sales representatives and distribution firms. These sales activities are managed by our own sales and applications people who are based in our San Jose headquarters and in regional sales offices in the United States and Singapore.

In North America, at the end of fiscal 1999, we worked with 16 independent sales representative firms having 74 offices and one distribution company having 15 sales offices in the United States and Canada. In some cases these organizations promote products that compete with our products. In the fiscal year ending March 28, 1999, sales through our North American distribution outlets accounted for less than 5% of net revenues. As we proceed with our transition to sales of more standard analog IC products, we expect that our sales through distribution firms will account for an increasing percentage of net revenue. As is customary in the industry, distributors are entitled to price rebates and product return privileges if the market outlook and the prices for our products change.

Our sales to customers in the United States, Asia and Europe accounted for 88%, 6%, and 6% respectively, of our net revenues for fiscal 1999, compared to 69%, 29% and 2%, respectively, of the Company's net revenues; for fiscal 1998, and 65%, 33% and 2%, respectively, of the Company's net revenues; for fiscal 1997. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers.

In fiscal 1999, our largest customers were International Rectifier and Linfinity Microelectronics, which accounted for approximately 29% and 16%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal 1999. In fiscal 1998, IMP's largest customer was Iomega Corporation, which accounted for approximately 22% of net revenues. International Rectifier accounted for approximately 14% of net revenues in fiscal 1998. Three other customers, Level One, Colorado Memory Systems and Linfinity, exceeded 10% of sales and accounted for a total of approximately 32% of net revenues. In fiscal 1997, IMP's largest customer was Iomega Corporation, accounting for approximately 39% of net revenues, International Rectifier accounted for approximately 15% of net revenues, and Rockwell International accounted for approximately 10% of net revenues in fiscal 1997. The unanticipated loss of any of our major customers or the unanticipated cancellation or rescheduling of orders by any of them could have a material adverse impact on our business.

Outside North America, we sell our products through various channels, including independent sales representative, distributor, and stocking representative/distributor firms. These companies may buy and stock our products for resale or may act as our agent in arranging for direct sales from our factory to a customer.

Our international sales are primarily denominated in U.S. currency. As a result, changes in exchange rates that strengthen the U.S. dollar can increase the price in local currency of our products in foreign markets and make the Company's products relatively more expensive than those of local manufacturers. This could lead to a reduction in our sales or our profitability in those foreign markets. We have not taken any measures, such as hedging currencies, to protect us against possible changes in exchange rates.

Our export sales are subject to some governmental restrictions, including regulations contained in the Export Administration Act of 1979 and the Export Administration Amendments Act of 1985. However, we have not experienced any material difficulties to date because of these restrictions.

We typically warrant our products against defects in materials and workmanship for a period of one year. Our warranty expense to date has been minimal.

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory in advance of receiving orders from our customers. As a consequence of inaccuracies inherent in forecasting demand for such products, inventory imbalances periodically occur that result in surplus amounts for some of our products and shortages of others. Such shortages can adversely affect our relationships with our customers; surpluses can result in larger than desired inventory levels.

Our backlog consists of distributor and OEM customer orders typically required to be shipped no more than six months following the order date. Our customers may generally cancel or reschedule orders to purchase products without significant penalty. As a result, to reflect changes in their needs, our customers frequently revise the quantities of our products to be delivered and their delivery schedules. Since backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes orders from domestic distributors. When these products are shipped to the distributor, they are not recognized by the company as revenue until the distributor sells them to the end customer. Such products when sold may result in revenue lower than the stated backlog invoice amounts as a result of discounts we may authorize at the time of sale by the distributors.

RESEARCH AND DEVELOPMENT

The success of our standard analog IC strategy will depend substantially on our ability to define, design, develop and introduce on a timely basis new products offering design, technology, cost, availability, quality, reliability, performance or other features that meet or exceed those of our competitors.

Research and development in analog integrated circuits is characterized primarily by new process development, circuit design and product and test engineering contributions that enable new device functionality or improved performance. Our research and development efforts are also directed at improving and reducing the cost of existing manufacturing process technologies and products. With respect to more established products, our research and development efforts also include product redesign, reduction of chip size and improvement in the yield of good die per wafer to reduce device costs.

As of March 28, 1999, we had 37 people engaged in research and development. Our research and development efforts are dependent upon attracting and retaining qualified analog process, design, product engineering, test and applications engineers, of which there is a limited supply. We also use independent contractors for certain research and development projects.

In fiscal 1997, 1998 and 1999, we spent approximately $10.3 million, $9.0 million and $9.1 million, respectively, on research and development. We expect to continue to invest substantial funds in research and development activities.

Our research and development programs are currently focused on the development of new power management analog IC products and enhancing and expanding our portfolio of CMOS and BiCMOS processes with the greatest amount of resources concentrated in the area of IC product development.

During fiscal 1999 we introduced the following new products and processes to the market:

Electroluminescent Lamp (EL) Drivers

Electroluminescent lamps are used to back light liquid crystal displays on pagers, cell phones, personal organizers, watches, and clocks as well as to provide illumination for a wide variety of industrial and consumer applications. The EL driver IC must translate a low-voltage signal, typically from a battery supply, and raise it up to the high-voltage level required to excite the phosphor of the lamp. IMP EL drivers offer up to 70% lower power consumption and 60% smaller die sizes than some other vendor's devices.

IMP803 High-voltage (180v), low power electroluminescent (EL) lamp driver

IMP560 Generates a 120 volt peak-to-peak AC (alternating current) drive signal at up to 45 percent lower power consumption than earlier solutions.

IMP525 Power-saving circuitry and operation down to 0.9 volts to extend the useful operating life of battery-powered portable systems.

IMP528 Features a 220-volt peak-to-peak AC drive signal derived from DC or battery sources as low as 2 volts.

Microprocessor Supervisors

Microprocessor supervisor ICs monitor power supplies to insure the system microprocessor or embedded microcontroller is adequately powered or has been restarted properly after a power failure or "brownout". Improper voltages cause unreliable operation, stop the processor, or, even worse, allow the system controller to issue improper commands. More complex devices also integrate functions that monitor processor operation and issue system initialization signals when system failures or "lock-ups" are detected. Some IMP supervisors add thermal and short-circuit protection while offering up to 70 percent lower operating power consumption than other vendor's devices.

IMP690A Supervisor with battery backup switch; reset threshold 4.5v to 4.75v

IMP692A Supervisor with battery backup switch; reset threshold 4.25v to 4.5v

IMP802L        Supervisor with battery backup switch; accuracy to +/- 2%

IMP802M        Supervisor with battery backup switch; accuracy to +/- 2%

IMP805L        Supervisor with battery backup switch; active-high reset

IMP705         Low-power, supervisor with watchdog timer

IMP706         Low-power, supervisor with watchdog timer

IMP707         Low-power, supervisor with active-high and low reset

IMP708         Low-power, supervisor with active-high and low reset

IMP813L        Low-power, supervisor with watchdog timer

IMP809         Three-pin microcontroller supervisor with active-low reset

IMP810         Three-pin microcontroller supervisor with active-high reset

IMP811         Four-pin microprocessor supervisor with manual reset

IMP812         Four-pin microprocessor supervisor with manual reset

Ultra2 SCSI Terminators

SCSI (Small Computer Systems Interface) is an intelligent interface standard that controls the flow of data between the central processing unit of a personal computer (PC) and its peripherals and extends server-style data transfer rates to the PC arena. IMP developed the 5000 Series non-linear termination family together with Linfinity Microelectronics. The Low Voltage Differential (LVD) devices below were added in fiscal year 1999 to round out the SCSI terminator family introduced in 1998.

IMP5241        LVD Multimode SCSI Terminator. Active-Low disconnect

IMP5242        LVD Multimode SCSI Terminator. Active-High disconnect

New CMOS & BiCMOS Analog Processes

IMP C0810------------ CMOS with high-resistance polysilicon for analog

IMP C1026------------ BiCMOS with Schottky diode & low TC P-type poly resistors

IMP C1027------------ BiCMOS with low temperature-coefficient P-type poly resistors

IMP C1028------------ BiCMOS with 20 volt P-channel transistors

IMP C1029------------ BiCMOS Schottky diode & high-R P-type poly

IMP C1229------------ CMOS high-voltage with double metal, double-poly

IMP C1230------------ BiCMOS with low TCR P-type poly for analog

IMP C1231------------ BiCMOS high-voltage with double metal, double poly

There can be no assurance that we will be successful in selling the new products introduced so far, or that we will be able to successfully complete the products currently in development. There can also be no assurance that we will be able to identify additional new product opportunities successfully and develop and bring to market such new products or that we will be able to respond effectively to new technological changes or new product announcements by others. Moreover, the end markets for our new products, such as the computer, communications and control markets, are subject to rapid technological change and there can be no assurance that as such markets change our product offerings will remain current and suitable for them.

COMPETITION

We currently compete in the markets for analog silicon foundry services, application specific mass-storage and data communications devices, and standard analog power-management integrated circuit products. All these sectors are highly competitive and subject to rapid technological change.

Currently, our principal competitors in the analog silicon foundry services market include American Microsystems Inc., a division of Japan Energy Corporation; Austrian Micro Systems; California Micro Devices; GMT Microelectronics; Orbit Semiconductor, a division of the DII

Group; and Tower Semiconductor, as well as internal manufacturing facilities within our customers. To a lesser degree we compete with large Asian foundries, such as Chartered Semiconductor of Singapore, Taiwan Semiconductor Manufacturing Company, and UMC Group of Taiwan.

The principal competitive factors in the silicon foundry market include service, price, manufacturing capability, quality, and manufacturing cycle time. We believe that our competitive strengths arise from our experience in manufacturing specialized CMOS and BiCMOS analog and high-voltage process technologies. There can be no assurance that we will be able to compete successfully in the future.

The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer and communication standards, quality and customer support. With respect to application-specific mass-storage products such as read channels, our principal competitor is Silicon Systems, a division of Texas Instruments. With respect to application-specific data communications devices such as SCSI termination devices, our principal competitors are Dallas Semiconductor, Linfinity Microelectronics and Unitrode. We plan to continue to supply our mass-storage and SCSI devices as long as a viable market remains for them, however we are not currently developing any new products based on these technologies. In the focus area of power management products, because the markets are diverse and highly fragmented, we expect to encounter different competitors on different products. Our principal competitors are expected to include Linear Technology Corporation and Maxim Integrated Products, Inc. Other competitors will likely include Analog Devices Inc., Dallas Semiconductor, Linfinity Microelectronics, Micrel, Motorola, National Semiconductor Corporation, Semtech, Sipex, Supertex, Texas Instruments, Unitrode Corporation and certain European and Asian manufacturers.

In addition, we have licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive with ours.

Our principal competitors and many of our potential competitors have substantially greater technical, manufacturing, financial and marketing resources than we have. We also face competition from smaller highly focused companies, although not all such companies have internal wafer manufacturing capability.

Due to the increasing demands for analog circuits, we expect intensified competition from existing suppliers and from the entry of new competitors. Increased competition could adversely affect our financial condition or results of operations.

There can be no assurance that we will be able to compete successfully in the future, or that competitive pressure will not adversely affect us. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could have an adverse affect on our business, financial condition or results of operations.

PATENTS AND LICENSES

We have been granted 22 United States patents, one of which is jointly owned, and we have filed for additional United States and foreign patent applications on our inventions. The issued patents expire at various times from 2009 to 2014. Although patents, patent protection and patent applications may have value, we believe that other factors such as managerial and technological experience and creative abilities of our personnel are of more significance in our industry.

In the past we have entered into cross-licensing agreements under which we have acquired certain products and rights to the technologies of our partners and our customers in exchange for the transfer of similar rights to our partners and our customers for royalties, up-front fees or for other consideration. We expect to enter into additional arrangements in the future.

Because of technological developments in the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of existing patents or patents that have not yet been issued. From time to time other companies and individuals have advised us that some of our products and technologies may violate their patent rights, mask work rights, copyrights or trademark rights. We have signed agreements with two such parties to allow us to use their patents in exchange for royalty payments.

We have been contacted by the Lemelson Medical Foundation and we are currently in discussion with the Lemelson Medical Foundation to resolve claims it has made against us regarding alleged patent violations. This foundation has filed patent violation legal actions against 88 semiconductor companies although the Company is currently not one of the defendants in this action. We believe that, based on statements by the Lemelson Medical Foundation, licenses or rights under Lemelson patents, or any future patents, can be negotiated. However, we cannot be sure that we can negotiate rates which will allow us to compete economically in the marketplace.

We have acquired software and licenses to software from a number of software companies, primarily for computer-aided design of our integrated circuits.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers and suppliers, through proprietary information agreements with our employees and through other security measures. Although we plan to protect our rights vigorously, there can be no assurance that our measures will be successful.

MANUFACTURING

During fiscal 1999, all of the wafers we shipped directly or that were assembled as finished products were manufactured in our San Jose, California facility. This wafer manufacturing facility has the capacity to produce up to 15,000 five inch wafers per month. The maximum practical number of wafers may be less than this at any specific time due to the number of masking levels or other critical process steps demanded by the current product mix. We believe that our in-house wafer fabrication facility provides us with the ability to produce competitive products because it allows close collaboration between our design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs, and accelerates product introduction schedules.

During periods of low demand, the high fixed costs associated with our wafer fabrication factory have had a serious impact on our ability to run a profitable operation. For example, during the last three-quarters of fiscal 1997, all of fiscal 1998 and the first half of fiscal 1999 our operating results were negatively impacted due to low utilization of the factory. During some of this time, we operated the factory at less than 50% of capacity.

Because of the unique nature of our manufacturing processes, it would be difficult for us to arrange for independent suppliers to make wafers for us in a short period of time. If a fire, natural disaster or any other event prevents us from operating the factory for more than a few days, our revenue and financial condition could be severely impacted. We believe that we have sufficient manufacturing capacity to meet our near term plans although prolonged problems with any specific piece of equipment could cause us to miss our goals. At periods of peak demand in the past we have subcontracted some production to outside foundries. If this situation arises again there are a number of foundries which, given appropriate lead times, could meet some of our needs. However, we cannot guarantee that we will be able to meet our customers required delivery schedules.

We use subcontractors for a number of very specialized processing steps where our volume is not sufficient to justify purchasing and operating the equipment ourselves. One example is growing special epitaxial layers of silicon on our wafers. We purchase most of our raw materials, including silicon wafers, on a purchase order basis from a limited number of vendors. If our subcontractors or our vendors are unable to provide these services or materials in the future our relationships with our customers could be seriously affected and our revenues and financial condition could be severely damaged.

On those products where we provide finished devices to our customers, after the wafers are fabricated and tested at our San Jose, California facility, they are sent to contract assembly houses to be packaged. After the wafers are scribed and the individual die are packaged, the units are returned to us for final testing. We then ship the completed devices to distributors and customers worldwide. In the future we may perform testing and shipping functions at external vendors.

Our products are packaged by a limited number of third party subcontractors in Indonesia and other Asian countries. Some of the raw materials included in these operations are obtained from sole source suppliers. Although we seek to reduce our dependence on sole and limited source suppliers both for assembly services and for materials, disruption or financial, operational, production or quality assurance difficulties at any of these sources could occur and cause us to have severe delivery problems.

EMPLOYEES

As of March 28, 1999, IMP employed approximately 237 people, including approximately 108 in manufacturing; 40 in manufacturing support; 37 in research and development, including process development, circuit design, product and test engineering; 14 in sales and marketing; and 38 in administrative, financial and management positions.

None of our employees are represented by collective bargaining agreements, nor have we ever experienced any work stoppage through employee initiated actions. We believe that our employee relations are good.

Our ability to attract and retain qualified personnel is essential to our future success. The number of skilled analog designers and other specialized engineers qualified to meet the demands of IMP's business is particularly limited, and competition for these people is intense. Our growth also requires the hiring or training of middle and upper-level managers. If we are unable to hire, retain, and motivate enough qualified technical and management people, our operations and financial results will be adversely affected.

ENVIRONMENTAL AND SAFETY REGULATION

Federal, state, and local regulations impose a variety of safety and environmental controls on how we store, handle, discharge and dispose of many of the chemicals and gases that we use to manufacture our products. Our facilities have been designed to comply with these regulations, and we believe that our operations are managed so as to meet the requirements as closely as possible. While we have not had any accidents or other incidents serious enough to affect our business results, if we fail to correctly store, use and dispose of regulated materials we could be liable for fines and other penalties.

Increasing public attention has been focused on the safety and environmental impacts of electronic manufacturing operations. While we have not experienced any materially adverse effects on our business to date from such regulations, there can be no assurance that changes or new interpretations of such regulations will not impose costly equipment, facility or other requirements.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation. The Company is currently a plaintiff in a legal proceeding against a customer, JTS Corporation, for breach of contract. The Company claims that the defendant refused to accept delivery of product produced under a valid purchase orders and refused to accept financial responsibility for related work in process inventory.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of June 1, 1999 with their respective ages and positions were:

Name                               Age        Position
-----------------------            ---        -------------------------------------------
James Phillips Ferguson             68        President, Chief Executive Officer and
                                              Director

George Rassam                       52        Vice President Finance, Administration,
                                              Chief Financial Officer and Secretary

Barry Wiley                         62        Vice President, Sales and Application
                                              Engineering

Tarsaim Batra                       64        Vice President, Manufacturing

Moiz B. Khambaty                    65        Vice President, Technology

Jerry DaBell                        53        Senior Vice President, Design
                                              Engineering

Ron Laugesen                        60        Vice President, Product Engineering

Mr. Ferguson joined the Company in June 1997 as President, Chief Executive Officer and a member of the Board of Directors. He served as a consultant to the Company from December 1996 to June 1997. From 1994 to 1996, Mr. Ferguson was CEO of QuickLogic Corporation. From 1967 to June 1997 he was a principal in Ferguson Associates, a firm providing domestic and international consulting services. Recent consulting assignments included Mr. Ferguson assuming chief executive officer or chief operating officer responsibilities with Plus Logic and Paradigm Technologies. Mr. Ferguson's prior employment included positions at Texas Instruments and Fairchild Semiconductor and he was founder, President and Chief Executive Officer of General Microelectronics.

Mr. Rassam joined the Company in June 1983 as Controller. In November 1996, he was named Chief Financial Officer and Secretary. Prior to joining IMP, Mr. Rassam was Operations Controller at Zilog Corporation, a semiconductor manufacturer, from 1978 to 1983. From 1973 to 1978, Mr. Rassam was employed as Manager, Cost Accounting by AMI, Inc., a semiconductor manufacturer. Mr. Rassam resigned his position with the Company effective June 30, 1999.

Mr. Wiley joined the Company in 1997 as Vice President of Sales and Marketing. Prior to joining IMP, Inc. Mr. Wiley held the position of Vice President of Sales and Marketing at Cherry Semiconductor, a semiconductor manufacturer. From 1980 to 1985 Mr. Wiley held various management positions with Unitrode Corporation, a semiconductor manufacturer.

Dr. Batra joined the Company in November 1994 as a yield improvement consultant. In May 1995, he was promoted to Manager, Operations Research. In November 1996, he was promoted to Director of Manufacturing and in February 1997 he was promoted to Vice President, Manufacturing. Prior to joining IMP, Dr. Batra's thirty year career in the semiconductor industry encompassed various manufacturing, engineering and research positions. He was General Manager, Semiconductor Division of California Micro Devices from 1989 to 1994.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company was traded on the Nasdaq National Market under the symbol "IMPX". As of April 7, 1999, the Common Stock of the Company began trading on the Nasdaq Smallcap Market. The following tables set forth the high and the low last reported sales price for the Common Stock as reported by the Nasdaq National Market. All share price figures reflect the 1-for-10 reverse split that occurred during the fiscal year.

                  Fiscal Year End March 28, 1999   Fiscal Year End March 29, 1998
                  ------------------------------   ------------------------------
                     High                Low             High            Low
                    ------              -----           ------          ------
First Quarter       $15.31              $9.06           $21.88          $15.94
Second Quarter       $9.37              $3.12           $19.06          $13.75
Third Quarter        $6.56              $1.88           $17.50           $6.25
Fourth Quarter       $7.81              $3.12           $15.31           $6.88

The Company intends to retain any future earnings for the use in its business and, accordingly, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

As of June 23, 1999, there were approximately 885 shareholders of record (not including beneficial holders of stock held in street name) of the Company's Common Stock, which closed at $2.88 per share on the Nasdaq Smallcap Market as of that date.

On February 8, 1999, the Company completed the sale of 527,000 shares of its Common Stock at a purchase price of $4.50 per share for total consideration of $2,371,500. These securities were privately sold to accredited investors, in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. The accredited investors represented their intention to acquire the securities for investment only and not with a view towards, or for sale in connection with, any distribution thereof. Appropriate legends were affixed to the share certificates issued in this transaction. The accredited investors also represented that they were given the opportunity to ask questions of and receive answers from the Company relating to their investment. The Company paid a fee of $119,000 to the placement agent and issued the placement agent warrants to purchase 52,700 shares of Common Stock at an exercise price of $4.50 per share. Such warrants were also issued in reliance upon Section 4(2) of the Securities Act and Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Fiscal Year Ended(1)
                                       -------------------------------------------------------------------
                                       March 28,      March 29,      March 30,      March 31,    March 26,
                                          1999           1998          1997            1996        1995
                                       --------       ---------      ---------      --------     --------
                                                       (in thousands, except per share data)
Statement of Operations
Data:
  Net revenues                         $ 33,391       $ 40,420       $ 64,891       $76,827      $59,750
  Net income (loss)(2)                   (7,919)        (3,799)       (12,367)        5,469          790
Basic net income (loss)
    per share(3)                          (2.73)         (1.35)         (4.39)         1.96          .30
Diluted net income
    (loss) per share(3)                   (2.73)         (1.35)         (4.39)         1.96          .30
Balance Sheet Data:
  Total assets                           25,961         31,949         37,271        50,733       41,301
  Long term obligations excluding
    current portion                       2,942          6,173          9,074         8,979        4,799
Stockholders' equity                   $  4,985       $ 10,598       $ 14,301       $25,445      $18,463

(1) The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1999, 1998, 1997 and 1995 each consisted of 52 weeks; and fiscal 1996 consisted of 53 weeks.

(2) In fiscal 1997, the Company recorded $1,862,000 in restructuring charges.

(3) See Note 1 of Notes to Financial Statements for an explanation of the computation of net income (loss) per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below in this section under the sub-heading "Factors Affecting Future Results."

RESULTS OF OPERATIONS

Net revenues in fiscal 1999 declined 17% to $33.4 million, from $40.4 million in fiscal 1998. Net revenues in fiscal 1998 decreased 38% to $40.4 million from $64.9 million in fiscal 1997. The decline in net revenues in fiscal 1999 was primarily due to a decrease in sales to one large customer and a general decrease in worldwide demand for semiconductor products. The decline in net revenues from fiscal 1997 to fiscal 1998 was primarily due to lower than expected orders from one customer after the Company had structured its business to concentrate on this customer and a general decline in foundry business due to excess supply relative to demand experienced from several customers. Foundry product sales accounted for 83% of net revenues in fiscal 1999, 67% in fiscal 1998, and 58% in fiscal 1997. The Company is attempting to shift from foundry product sales to sales of the Company's standard products. The decrease in net revenues of standard products from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999 is the result of a reduction in revenue from the Company's largest customer during this period.

Our sales to customers in the United States, Asia and Europe accounted for 88%, 6%, and 6% respectively, of our net revenues for fiscal 1999, compared to 69%, 29% and 2%, respectively, of the Company's net revenues; for fiscal 1998, and 65%, 33% and 2%, respectively, of the Company's net revenues; for fiscal 1997. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers.

In fiscal 1999, our largest customers were International Rectifier and Linfinity Microelectronics, which accounted for approximately 29% and 16%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal 1999. In fiscal 1998, IMP's largest customer was Iomega Corporation, which accounted for approximately 22% of net revenues. International Rectifier accounted for approximately 14% of net revenues in fiscal 1998. Three other customers, Level One, Colorado Memory Systems and Linfinity, exceeded 10% of sales and accounted for a total of approximately 32% of net revenues. In fiscal 1997, IMP's largest customer was Iomega Corporation, accounting for approximately 39% of net revenues, International Rectifier accounted for approximately 15% of net revenues, and Rockwell International accounted for approximately 10% of net revenues in fiscal 1997. The unanticipated loss of any of our major customers or the unanticipated cancellation or rescheduling of orders by any of them could have a material adverse impact on our business.

Cost of revenues as a percentage of net revenues was 78% in fiscal 1999 compared to 72% in fiscal 1998 and 83% in fiscal 1997. The increase in cost of revenues as a percentage of net revenues in fiscal 1999 compared to fiscal 1998 was principally the result of lower factory utilization and product pricing. The decrease in cost of revenues as a percentage of net revenues in fiscal 1998 compared to fiscal 1997 was due to charges incurred in fiscal 1997 related to the exiting of the gate array business.

Research and development expense in fiscal 1999 was $9.1 million, compared to $9.0 million in fiscal 1998, and $10.3 million in fiscal 1997. The decrease from fiscal 1997 to fiscal 1998 was due to the discontinuance of development on secondary storage products, as well as EPAC TM products.

Selling, general and administrative expense in fiscal 1999 was $5.2 million compared to $5.1 million in fiscal 1998, and $10.0 million in fiscal 1997. The decline in selling, general and administrative expense in fiscal 1998, as compared to fiscal 1997, was primarily due to accounts receivable write-offs as compared to fiscal 1997, and lower spending due to reduced sales activity.

During the second quarter of fiscal 1997, the Company's operating results were affected by a decline in product demand and a downturn in the market. In response to the downturn, the Company made the decision to implement a restructuring plan which involved discontinuing the gate array product line, downsizing the workforce and closing a recently acquired new product design center. The Company incurred a restructuring charge of approximately $1.9 million during the second quarter of fiscal 1997. The charge comprised: termination costs of $998,000 associated with reductions in the workforce; a design center equipment write-off of $587,000 due to management's decision to close one of the Company's design center facilities; and $277,000 associated with wafer cancellations costs and the write-off of gate array capital equipment no longer usable.

Net interest and other expenses in fiscal 1999 were $1.0 million compared to $0.9 million in fiscal 1998 and $1.2 million in fiscal 1997. The increase in fiscal 1999 was primarily attributable to lower interest income from decreased cash balances and higher expense due to higher average borrowing and higher interest rates during the fiscal year. The decrease in fiscal 1998 compared to fiscal 1997 was primarily attributable to lower interest rates on capitalized leases in fiscal 1998.

The Company had a net loss of $7.9 million in fiscal 1999, or $2.73 per share, compared to a loss of $3.8 million in fiscal 1998 or $1.35 per share, and a loss of $12.4 million in fiscal 1997, or $4.39 per share. The fiscal 1999 and 1998 net losses were primarily attributable to low factory utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $1.6 million at March 28, 1999 from $11.8 million at March 29, 1998, and $13.3 million at March 30, 1997. The decrease from fiscal 1998 to fiscal 1999 was primarily due to continued operating losses, higher inventories and higher accounts receivable. The decrease from fiscal
1997 to fiscal 1998 was primarily due to investment in certain product technology licensing rights, investment in capital equipment and operating losses.

Cash and cash equivalents used by operating activities in fiscal 1999 were $8.3 million, compared to cash and cash equivalents provided by operating activities in fiscal 1998 of $4.8 million, and $5.8 million in fiscal 1997. The fiscal 1998 to fiscal 1999 decrease in cash and cash equivalents was due to continuing operating losses, higher inventory levels and higher accounts receivable. The fiscal 1997 to fiscal 1998 decrease in cash and cash equivalents was due to continuing operating losses offset in part by spending control measures.

Cash and cash equivalents used for investing activities was $1.8 million in fiscal 1999, approximately $700,000 in fiscal 1998, and $1.9 million in fiscal 1997, reflecting cash invested in property and equipment acquisitions.

Cash and cash equivalents used in financing activities were approximately $37,000 in fiscal 1999. The Company received proceeds of $4.0 million from a credit facility, repaid $3.2 million of equipment notes payable, and made principal payments of $3.1 million on capital lease obligations. In addition, the Company had proceeds from the sale of stock of $2.3 million. In fiscal 1998, the Company made payments on capital lease obligations and notes payable in the amount of $5.7 million. In fiscal 1997 the Company paid $8.4 million on notes and capital lease obligations offset by $7.6 million in equipment financing and $1.2 million of proceeds from stock option exercises.

Subsequent to the fiscal year-end, an agreement with The CIT Group was signed and funded for a $9.5 million financing facility. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the company to borrow up to $7.5 million debt financing based on accounts receivable and inventory balances at 1.5% over prime. On June 1, 1999 the debt balance was $4.9 million.

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself unable to meet its obligations. In addition, our cash balance has decreased over each of the last several quarters. As of March 28, 1999 we had cash and cash equivalents of approximately $1.6 million. If we continue to report operating losses and negative cash flow we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all. Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facilities will be adequate to satisfy its anticipated working capital and capital equipment requirements through March 26, 2000.


FACTORS AFFECTING FUTURE RESULTS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

There May be a Near-term Need for A Cash Infusion into the Company

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

We May Continue to Report Losses and Negative Cash Flow in the Future

Although we experienced a growth in revenues in the last two quarters of fiscal 1999, we have reported operating losses and negative cash flow since the second quarter of fiscal 1997. Unless this trend of increasing revenue continues, there is substantial risk that we will continue to report losses and negative cash flow in the future. Our cash balance has decreased over each of the last several quarters. As of March 28, 1999 we had cash and cash equivalents of approximately $1.6 million. If we do continue to report operating losses and negative cash flow we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Our Common Stock Price May Be Volatile Because Our Stock Trades on the Nasdaq Smallcap Market

On December 11, 1998, a hearing was held before a Panel authorized by the National Association of Securities Dealers, Inc. Board of Governors to determine whether we would be allowed to maintain the listing of our Common Stock on the Nasdaq National Market. The hearing addressed, among other things, our compliance with the minimum $1 per share price requirement and the $4 million net tangible assets requirement for stock traded on Nasdaq. The Panel concluded that we could retain our listing on the Nasdaq National Market if we complied with the following conditions: (i) effect a one-for-ten reverse split of our Common Stock so that our closing bid price meets or exceeds the $1.00 per share for a minimum of ten consecutive trading days; (ii) file with the Securities and Exchange Commission (SEC) on or before February 16, 1999, a December 31, 1998 balance sheet, which, with pro forma adjustments for significant events and transactions after such date, shows net tangible assets of at least $4.0 million; and (iii) file with the SEC on or before March 31, 1999, a balance sheet as of a date 45 days prior thereto, which, with appropriate pro forma adjustments, shows net tangible assets of at least $6.5 million.

Effective January 13, 1999, we effected a one-for-ten reverse stock split, thus addressing the minimum trading price per share requirement. On February 16, 1999 we filed a proforma balance sheet dated as of December 31, 1998 incorporating the effect of a February 1999 Private Placement showing net tangible assets of $6.1 million. We did not satisfy the final criterion of net tangible assets of $6.5 million by March 31, 1999. As a result, on April 7, 1999 our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX."

Because of the low volume of trading on the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. In addition, if our common stock trading price remains below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

In addition, our market capitalization might decrease and stockholder value might decrease as a result of the reverse stock split. The reverse split increased the number of odd-lot holders of our common stock. Transaction costs involving odd-lot amounts of common stock are generally higher on a per-share basis than transaction costs involving even-lot amounts of common stock. Thus, the reverse split might have the effect of increasing the transaction costs of certain of our stockholders.

Our Success Depends on Operating Our Foundry at High Capacity.

In the near term our success depends on our ability to attract additional orders from new and existing customers for our analog and high-voltage wafer fabrication services. In the past, during periods of low demand, high fixed wafer fabrication costs have had a material adverse effect on our results of operations. For example, during the last three quarters of fiscal 1997, all of fiscal 1998 and the first half of fiscal 1999 our operating results were materially adversely affected by the low utilization of the Company's manufacturing facility.

Our Success Depends on Our Development and Marketing of New Analog Products.

In the long term, our success depends on our ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for our products. The development of new analog integrated circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, completion of design and testing of new products on time, achievement of acceptable manufacturing yields and market acceptance of our and our customers' products. Moreover, successful product design and development depends on our ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, we cannot be certain that we will be able to continue to successfully develop and introduce new products on a timely basis. We seek to design alternate source products that have already achieved market acceptance from other vendors, as well as new proprietary IMP products. However, we cannot be sure that any products we introduce will be accepted by customers or that any product initially accepted by our customers will result in production orders. If we fail to continue to develop, introduce and sell new products successfully, we could experience material and adverse affects to our long-term business and operating results.

Our Success Will be Dependent Upon Our Ability to Fabricate Higher-Margin Products.

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

We May Not Be Able to Compete Successfully Against Current and Future
Competitors.

Many of our competitors have substantially greater technical, manufacturing, financial and marketing resources than we do. Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than our competitor's products that are denominated in local currency. Due to the current excess of supply over demand for semiconductors of all types, including both foundry services and analog integrated circuits, we expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

If Protection of Our Trademarks and Proprietary Rights is Inadequate, Our Business Will Be Materially Harmed.

Although we are not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Company has been contacted by the Lemelson Medical Foundation. This foundation has filed patent violation legal actions against 88 semiconductor companies. The Company is currently not one of the defendants in this action but might be added at a later date. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

If We Cannot Manufacture Products in Sufficient Quantity or Quality, Our Business Will Be Materially Harmed.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of our costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to our results of operations. If we do not achieve acceptable manufacturing yields or if we experience product shipment delays, our financial condition or results of operations would be materially and adversely affected. We have from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, we cannot be sure that we will be able to maintain acceptable manufacturing yields in the future.

We manufacture all of our wafers at the one fabrication facility in San Jose. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any prolonged inability to utilize our manufacturing facility as a result of fire, natural disaster or otherwise, would have a material adverse effect on our financial condition or results of operations. Although we believe that we have adequate capacity to support our near term plans, we have in the past subcontracted the fabrication of a portion of our wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the necessary foundry capacity.

Our Inability to Forecast Correctly Could Adversely Affect our Relationships With Customers and Result in Larger Than Desired Inventory Levels

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory before we receive orders from our customers. Because of inaccuracies inherent in forecasting the demand for such products, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relationships; surpluses can result in larger than desired inventory levels. Our backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without significant penalty to the customer. As a result, to reflect changes in their needs, customers frequently revise the quantities of our products to be delivered and their delivery schedules. Because backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes our orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that we authorize at the time of sale by the distributors.

If Our Subcontractors are Unable to Perform in a Timely Manner or We are Unable to Obtain Materials Necessary for Our Products, Our Business will be Materially Harmed

We depend on a number of subcontractors for certain of our manufacturing processes, such as epitaxial deposition services. If any of these subcontractors fails to perform these processes on a timely basis, there could be manufacturing delays, which could materially adversely affect our results of operations. Currently, we purchase certain materials, including silicon wafers, on a purchase order basis from a limited number of vendors. Any interruption or termination of supply from any of these suppliers could have a material adverse effect on our financial condition and results of operations. Our products are packaged by a limited group of third party subcontractors in Indonesia and other Asian countries. Certain of the raw materials included in such products are obtained from sole source suppliers. Although we are trying to reduce our dependence on our sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on our financial condition or results of operations. As is common in the industry, independent third party subcontractors in Asia currently assemble all of our products. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in our supply, our operating results would be adversely affected until alternate subcontractors, if any, became available.

If We Fail to Comply with Environmental and Safety Regulations, Our Business Will Be Materially Harmed.

Federal, state, and local regulations impose a variety of safety and environmental controls on the storage, handling, discharge and disposal of certain chemicals and gases used in semiconductor manufacturing. Our facilities have been designed to comply with these regulations, and we believe that our activities are conducted in material compliance with such regulations. We cannot be sure, however, that interpretation and enforcement of current or future environmental regulations will not impose costly requirements upon us. If we fail to control adequately the storage, use and disposal of regulated substances, we could incur future liabilities.

Increasing public attention has been focused on the safety and environmental impacts of electronic manufacturing operations. While to date we have not experienced any materially adverse effects on our business from such regulations, we cannot be sure that changes or new interpretations of such regulations will not impose costly equipment, facility or other requirements.

We May be Adversely Impacted if the Software, Computer Technology and Other Systems We Use Are Not Year 2000 Compliant.

We are currently conducting a company-wide Year 2000 readiness program (the Y2K program). The Y2K program is addressing the issue of computer programs and embedded computer chips being able to distinguish between the year 1900 and the year 2000. Any of such systems and equipment, including integrated circuits, computers and manufacturing equipment, sold or used by us, our customers and our suppliers, that recognize a date code field of "00" as the year 1900 rather than the year 2000 could cause such systems or equipment to malfunction prior to or in the year 2000 and lead to significant business delays, additional expenses and disruptions in service or operations. As a result, the systems and equipment of all business organizations containing integrated circuits, software or computer hardware may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant.

Our Y2K program is divided into four sections - (1) IMP Manufactured Products,
(2) Internal Information Technology (IT) Systems, (3) Manufacturing Systems and Equipment, and (4) Third Party Suppliers and Customers. The Y2K program is divided into three phases (i) inventorying potential Year 2000 items, (ii) assessing the Year 2000 compliance of items determined to be material to IMP; and (iii) repairing or replacing such material items. We have substantially completed the first two phases of work required to achieve Year 2000 compliance requirements and in Phase Three we have modified, repaired or replaced the majority of items in our inventory. We believe we will complete substantially all of the issues that we have identified by the end of 1999. Some items that cannot be tested appropriately or economically may require additional work after that time.

Through March 28, 1999, we have spent less than $200,000 in costs associated with making our systems and equipment Year 2000 compliant. Based on the preliminary results of the assessment and the modifications completed to date, we believe that the total cost for year 2000 compliance will not exceed $500,000. However, we can not be certain that any assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any updates or corrections that are performed will work as anticipated in the year 2000.

Impact on Sales of IMP Manufactured Products. We design our products both internally and through third party design providers. Both sources of product design rely on licenses of third party technology for certain aspects of these designs. We have done an internal assessment of the Year 2000 compliance of certain of our stand-alone products, and we believe that these products are designed so that they are not dependent on embedded software or hardware that relies on a date code field and, therefore, such products are Year 2000 compliant. We also manufacture wafers containing designs implemented by our customers. We have no knowledge of the Year 2000 compliance of such products. To the extent that date information is necessary for the proper functioning of our products and our customer's products, the products rely on date information from other manufacturer's devices resident in the networks or systems in which they operate. Thus, any Year 2000 problems within these third party products or systems could cause such products not to work properly and disrupt other companies' devices and systems. Any failure of these products to be Year 2000 compliant would result in the malfunctioning of such products or of the systems in which such products operate. Any failure of our products, our customers' designs or any third party products on which our products rely or any third party products which incorporate certain of our licensed designs or technologies to be Year 2000 compliant could result in a substantial decline in our revenues or could result in substantial unexpected expenses associated with product returns, warranty claims and claims for consequential damages and would materially adversely affect our business, results of operations and financial condition.

Internal Information Technology (IT) System. With respect to our internal IT computer systems, we are now in Phase Three of the Y2K program. We have evaluated and have replaced or have tested operating systems for the critical computers used for our management information systems. Many applications programs have been modified and we are working to modify the rest of our applications programs by the end of 1999. We are also in Phase Three of our Y2K program for our non-IT systems, such as personal computers. Where necessary we plan to upgrade or replace critical non-compliant systems by the end of 1999.

Manufacturing Systems and Equipment. We rely on a number of embedded programs, computer systems and applications to operate and monitor the design, control and manufacturing aspects of our business. These include automated design software and fabrication, test and physical plant equipment with embedded hardware and/or software. With respect to such items, we are now in Phase Three of the Y2K program.

We have evaluated and have replaced or have tested modifications for the majority of such systems. We believe that we will complete the remaining critical corrective actions, including testing, by the end of 1999.

Third Party Suppliers and Customers. We have contacted the majority of our key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on our business. Although many of these suppliers and contract manufacturers have notified us that they have been addressing the problem, some of them have not provided specific assurance regarding the Year 2000 compliance of their systems and software. Our reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 2000 issues could have a material impact on our operations and financial results.

In addition to our suppliers and contract manufacturers, we rely on a large variety of business enterprises such as customers, creditors, financial organizations, and domestic and international governmental entities for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect us.

Summary. We have not yet completed detailed contingency plans for the Year 2000 issues, but, based on the results of the continuing assessment of our internal systems and the audit of our third party suppliers and customers, we will evaluate the need for and implement contingency plans.

Many of our products, systems, suppliers and customers address markets that are vulnerable to technological issues involving the Year 2000, therefore substantially all of our revenues may be at risk. Despite our efforts to address the Year 2000 impact on our products, internal systems and business operations, the Year 2000 issue may result in a material disruption of our business or have a material adverse effect on our business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities that is effective for the Company's fiscal year 2002. The impact of the implementation of SFAS 133 on the financial statements of the Company is not anticipated to be significant as the Company does not currently purchase derivative securities.

In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software
Developed or Obtained for Internal use" ("SOP 98-1"). SOP 98-1 required certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 2000, but the impact of the adoption of SOP 98-1 on the Company's financial statements is not expected to be significant.

In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 2000, but the impact of the adoption of SOP 98-5 on the Company's financial statements is not expected to be significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has various debt instruments outstanding that mature by 2002. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a ten percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Due to its international sales, the Company is exposed to risks associated with foreign exchange rate fluctuations. Those exposures may change over time as business practices evolve and could have a material adverse effect on the Company's operating results and financial condition. All of the Company's sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, reducing the demand for the Company's products. A decline in the demand of the Company's product could have a material adverse effect on the Company's operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to financial statements and financial statement schedules.

                                                                                            Page
                                                                                            ----
Financial statements:

Report of Independent Accountants........................................................... 29
Balance sheets as of March 28, 1999 and March 29, 1998...................................... 30
Statements of operations for each of the three years in the period ended March 28, 1999..... 32
Statement of stockholders' equity for each of the three years in the period March 28, 1999.. 33
Statements of cash flows for each of the three years in the period ended March 28, 1999..... 34
Notes to financial statements............................................................... 36

Financial statement schedule for each of the three years in the period ended
March 28, 1999:

Report of Independent Accountants on Financial Statement Schedule........................... 52
II - Valuation and Qualifying Accounts...................................................... 53

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IMP, Inc.


In our opinion, the accompanying balance sheets and related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IMP, Inc. at March 28, 1999 and March 29, 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 12, 1999

                                    IMP, Inc.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                             March 28,        March 29,
                                                               1999             1998
                                                             ---------        ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $  1,606         $ 11,819
  Accounts receivable, net of allowances
     for doubtful accounts  and returns of $2,529 and
     $2,715                                                     9,191            5,357
  Inventories                                                   6,076            3,064
  Other current assets                                            693              950
                                                             --------         --------
     Total current assets                                      17,566           21,190
                                                             --------         --------
Leasehold improvements and machinery and equipment:
  Leasehold improvements                                        9,072            7,883
  Machinery and equipment                                      82,299           81,048
                                                             --------         --------
                                                               91,371           88,931
  Less accumulated depreciation and amortization              (83,470)         (78,547)
                                                             --------         --------
  Net leasehold improvements and
     machinery and equipment                                    7,901           10,384
                                                             --------         --------
Deposits and other long term assets                               494              375
                                                             --------         --------
                                                             $ 25,961         $ 31,949
                                                             ========         ========


The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                     (In thousands, except per share data)


                                                        March 28,        March 29,
                                                          1999             1998
                                                        ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt                               $  5,212         $  3,348
  Current portion of capital lease obligations             3,216            3,582
  Trade accounts payable                                   6,756            6,018
  Accrued payroll and related expenses                     1,322            1,954
  Other current liabilities                                1,528              276
                                                        --------         --------
     Total current liabilities                            18,034           15,178
                                                        --------         --------
  Long term portion of debt                                  594            1,669
                                                        --------         --------
  Long term portion of capital lease obligations           2,348            4,504
                                                        --------         --------

Commitments & contingencies (Note 5 and 8)

Stockholders' equity:
  Convertible preferred stock, $0.001 par
     value; 5,000 shares authorized; no shares
     issued and outstanding                                   --               --
  Common stock, $0.01 par value; 5,000
     shares authorized; 3,569 and 3,034 shares
     issued and outstanding                                   35               30
  Additional paid in capital                              72,671           70,370
  Accumulated deficit                                    (63,824)         (55,905)
  Treasury stock; at cost, 203 shares                     (3,897)          (3,897)
                                                        --------         --------
     Total stockholders' equity                            4,985           10,598
                                                        ========         ========
                                                        $ 25,961         $ 31,949
                                                        ========         ========


The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                          Fiscal Year Ended
                                             -------------------------------------------

                                             March 28,        March 29,        March 30,
                                               1999             1998             1997
                                             ---------        ---------        ---------
Net revenues                                 $ 33,391         $ 40,420         $ 64,891
Cost of revenues                               25,886           29,194           53,889
                                             --------         --------         --------
Gross profit                                    7,505           11,226           11,002
                                             --------         --------         --------
Operating expenses:
  Research and development                      9,141            8,959           10,286
  Selling, general and administrative           5,243            5,142           10,000
  Restructuring charges                            --               --            1,862
                                             --------         --------         --------
Total operating expenses                       14,384           14,101           22,148
                                             --------         --------         --------
Loss from operations                           (6,879)          (2,875)         (11,146)
Interest and other expense, net                (1,040)            (924)          (1,221)
                                             --------         --------         --------
Net loss                                     $ (7,919)        $ (3,799)        $(12,367)
                                             ========         ========         ========

Net loss per common share:

    Basic and diluted                        $  (2.73)        $  (1.35)        $  (4.39)
                                             ========         ========         ========

Shares used in per share computation:
    Basic and diluted                           2,901            2,823            2,815
                                             ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                                   IMP, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                          Common Stock         Additional                                          Total
                                       ------------------       Paid in        Accumulated       Treasury       Stockholders'
                                       Shares      Amount       Capital          Deficit           Stock           Equity
                                       ------      ------      ----------      -----------       --------       ------------
Balance, March 31, 1996                 2,913          29          69,052          (39,739)        (3,897)            25,445


Issuance of common stock
under incentive stock option plan         110           1           1,222               --             --              1,223

Issuance of shares in conjunction
with warrants exercised                     5          --              --               --             --                 --

Net loss                                   --          --              --          (12,367)            --            (12,367)

                                       ------      ------      ----------      -----------       --------       ------------
Balance, March 30, 1997                 3,028          30          70,274          (52,106)        (3,897)            14,301

Issuance of common stock under
incentive stock option plan
and employee stock purchase plan            6          --              96               --             --                 96

Net loss                                   --          --              --           (3,799)            --             (3,799)

                                       ------      ------      ----------      -----------       --------       ------------
Balance, March 29, 1998                 3,034          30          70,370          (55,905)        (3,897)            10,598

Issuance of common stock under
incentive stock option plan and
employee stock purchase plan                8          --              53               --             --                 53

Issuance of common stock and
warrants in conjunction with
equity financing                          527           5           2,248               --             --              2,253

Net loss                                   --          --              --           (7,919)            --             (7,919)
                                       ------      ------      ----------      -----------       --------       ------------
Balance, March 28, 1999                 3,569      $   35      $   72,671      $   (63,824)      $ (3,897)      $      4,985
                                       ======      ======      ==========      ===========       ========       ============


The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Fiscal Year Ended
                                                    -------------------------------------
                                                    March 28,     March 29,     March 30,
                                                      1999          1998          1997
                                                    ---------     ---------     ---------
Cash flows from operating activities:
  Net loss                                          $  (7,919)    $  (3,799)    $ (12,367)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
  Depreciation and amortization                         4,923         6,262         7,789
  Increase (decrease) from changes in:
  Accounts receivable                                  (3,834)          755         7,546
  Inventories                                          (3,012)          242         6,996
  Other current assets                                    257          (191)         (268)
  Long term assets                                       (119)         (300)           --
  Trade accounts payable                                  738         1,907        (2,064)
  Accrued payroll and related expenses                   (632)          391          (577)
  Other current liabilities                             1,252          (474)       (1,271)
                                                    ---------     ---------     ---------
  Net cash provided by (used in)
    operating activities                               (8,346)        4,793         5,784
                                                    ---------     ---------     ---------


The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                                 (In thousands)




                                                                    Fiscal Year Ended
                                                          ---------------------------------------
                                                          March 28,      March 29,      March 30,
                                                            1999           1998           1997
                                                          ---------      ---------      ---------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of capital equipment                      (1,830)          (688)        (1,893)
                                                          ---------      ---------      ---------
Cash flows from financing activities:
 Principal proceeds from credit facility                      3,953             --             --
 Principal payments on equipment notes payable               (3,164)        (1,740)        (4,383)
  Principal payments under capital lease obligations         (3,132)        (3,948)        (4,032)
  Proceeds from long term financing agreement                    --             --          7,569
  Proceeds from issuance of common stock                      2,253             --             --
  Proceeds from exercise of options
     to purchase common stock                                    53             96          1,223
                                                          ---------      ---------      ---------
Net cash provided by (used for) financing activities            (37)        (5,592)           377
                                                          ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents        (10,213)        (1,487)         4,268
Cash and cash equivalents at beginning of period             11,819         13,306          9,038
                                                          ---------      ---------      ---------
Cash and cash equivalents at end of period                $   1,606      $  11,819      $  13,306
                                                          =========      =========      =========
Supplemental information:
  Cash paid during the year for interest                  $   1,205      $   1,504      $   1,521
                                                          =========      =========      =========
  Acquisition of equipment
     under capital lease obligations                      $     610      $   2,245      $   2,440
                                                          =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                  Years ended March 28, 1999, March 29, 1998,
                               and March 30, 1997

Note 1 - The Company and its significant accounting policies

IMP, Inc. (the "Company") develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications.

Fiscal year - The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 1999, 1998 and 1997 each consisted of 52 weeks.

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

Cash and cash equivalents - The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at March 28, 1999 and March 29, 1998.

Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, the credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the note payable and capital lease obligations approximate fair value.

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

(In thousands)         March 28, 1999    March 29, 1998
                       --------------    --------------
Raw materials              $1,103            $1,111
Work-in-process             4,120             1,650
Finished goods                853               303
                           ------            ------
                           $6,076            $3,064
                           ======            ======

Leasehold improvements and machinery and equipment - Leasehold improvements and machinery and equipment are stated at cost and are amortized using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years. Machinery and equipment at March 28, 1999 and March 29, 1998 includes $46.5 million and $45.9 million, respectively, of assets under lease that have been capitalized. Accumulated depreciation for such machinery and equipment approximated $42.2 million and $38.3 million, respectively.

Net revenues - Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers.

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

Net loss per share - Basic net loss per share is computed by dividing net loss by the weighted average number or common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period, except when anti-dilutive. In computing dilutive net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Net loss per share computations are in accordance with Statement of Accounting Standards No. 128, "Earnings per Share."

Options to purchase 262,000, 234,000 and 122,000 shares of common stock were outstanding at March __, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share as the Company was in a loss situation and to do so would have been anti-dilutive.

Concentration of credit risk - The Company performs credit evaluations of its customers and maintains reserves for losses. At March 28, 1999 customers individually representing more than 10% of the Company's 1999 net revenues also accounted for 39% of accounts receivable. At March 29, 1998, customers individually representing more than 10% of the Company's 1998 net revenues also accounted for 42% of accounts receivable. The Company's products are primarily sold to resellers.

During fiscal 1999, 1998, and 1997, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:


(in thousands)                1999      1998     1997
-----------------------       ----      ----     ----
Iomega                          *        22%      39%
International Rectifier        29%       14%      15%
Level One                       *        11%       *
CMS                             *        11%       *
Linfinity                      16%       10%       *
Rockwell                        *         *       10%

*less than 10% of net revenues

Reverse stock split - Effective January 13, 1999, the Company effected a one-for-ten reverse stock split of its common stock. All shares and per share amounts in this report have been retroactively restated to reflect such reverse split.

Recent accounting pronouncement - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000.
The Company will adopt SFAS 133 as required in fiscal 2002. Due to the fact that the Company does not purchase derivative instruments, there will likely be no impact to the Company's financial statements from the adoption of SFAS 133.

In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 required certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 2000, but the impact of the adoption of SOP 98-1 on the Company's financial statements is not expected to be significant.

In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 2000, but the impact of the adoption of SOP 98-5 on the Company's financial statements is not expected to be significant.

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

Note 3 - Debt

Notes payable consist of the following:         March 28,     March 29,
(In thousands)                                    1999          1998
                                                ---------     ---------
        Credit facility                         $   3,953             0
        Bank equipment term loan                        0     $   2,064
        Equipment notes payable                     1,853         2,953
                                                ---------     ---------
        Total notes payable                         5,806         5,017
        Less current portion                       (5,212)       (3,348)
                                                ---------     ---------
        Long term portion of notes payable      $     594     $   1,669
                                                =========     =========

Credit Facility - On November 4, 1998, the Company entered into a secured credit facility agreement with Pacific Business Funding. The credit facility allows the Company to borrow up to 80% of eligible accounts receivable. The annual interest rate is 18%.

The credit facility is collateralized by the Company's assets. As of March 28, 1999, the Company has drawn a balance of $3.95 million against the credit facility. On April 30, 1999, the Company entered into a revolving credit facility with The CIT Group, and the

Company used the proceeds to settle the outstanding balance of the Pacific Business Funding facility. (Note 9).

Equipment notes payable - In fiscal 1995, the Company fully utilized a $3.0 million borrowing facility with an asset-based lender allowing the Company to finance 100% of the cost of collateralized equipment. In May 1996, the facility was increased to $5.0 million that the Company fully utilized. The Company used the additional proceeds to purchase equipment. The note accrues interest at 9.98% and requires 60 equal monthly principal payments that began in June 1996. The note does not contain any restrictive or financial covenants.

Maturities of loans and notes payable - The aggregate maturities of notes payable at March 28, 1999 are as follows (in thousands):

Fiscal year ending March 28, 1999:

2000                                              $5,212
2001                                                 594
                                                ---------
Total                                             $5,806
                                                =========

Note 4 - Stockholders' equity

Employee stock purchase plan - In December 1986, the Company adopted a qualified "employee stock purchase plan" under Section 423 of the Internal Revenue Code, which was effective on June 10, 1987, upon the completion of the Company's initial public offering of its common stock. During fiscal 1999, 8000 shares at an aggregate price of approximately $53,000 were issued. During fiscal year 1998, 5,600 shares at an aggregate price of approximately $96,000 were issued. During Fiscal 1997, no shares were issued under the plan.

Shares are purchased by participants at 85% of the lower of the fair market value at the date of entry into the plan or at the end of the offering period through payroll deductions (up to 15% of participants base compensation).

Stock option plan - The Company has an option plan which provides for the issuance of incentive stock options and non-statutory stock options to employees, officers and directors to purchase common stock at a price not less than 85% (100% for incentive stock options) of the fair market value of the stock on the grant date. To date all options have been granted at 100% of fair market value. The plan was most recently restated in August 1994 and renamed the Stock Option Plan which terminates in 2005. In May 1998, the Company's Board of Directors authorized (and shareholders subsequently approved) an additional 50,000 shares to be reserved for issuance under the plan. These additional options have not been registered and therefore were not available for grant at year end. The Stock Option Plan provides for a total of 611,700 shares of the stock to be issued. Options granted under the plan generally vest ratably over four years and expire five to ten years from the date of grant. The Board of Directors has the right to determine the terms of each option including allowing optionees to exercise their options early, subject to a right to repurchase unvested shares.

Warrants - In January 1999, in connection with the private offering of 527,000 shares of common stock, the Company issued a warrant to purchase 52,700 shares at an exercise price of $4.50 per share. The warrant was exercisable immediately following the closing date of the offering and will expire in January 2004. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was $156,000 at the date of the grant. This amount is included as additional paid-in capital.

In September 1997, substantially all stock options with exercise prices in excess of $1.44 with the exception of directors and officers, and in February 1998, substantially all stock options with exercise prices in excess of $1.16, were cancelled and replaced with new options with an exercise price of $1.44 and $1.16, respectively.

The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares vested at the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

Summary of option activity - The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 28, 1999, March 29, 1998, and March 30, 1997, (in thousands, except per share amounts):


                                      1999                  1998                   1997
                              -------------------    -------------------    -------------------
                                         Weighted               Weighted               Weighted
                                          Average                Average               Average
                               Shares      Price      Shares      Price      Shares     Price
                              --------   --------    --------   --------    --------   --------
Options outstanding                234   $  13.00         123      29.60         189   $  20.10
Options granted                     58       5.16         356      13.10          62      35.00
Options canceled                   (30)     15.46        (244)     21.50         (18)     59.60
Options exercised                    0         --          (1)     12.50        (110)     10.90
                              --------   --------    --------   --------    --------   --------
Options outstanding
   at end of fiscal year           262   $  10.97         234   $  13.00         123   $  29.60
                              ========   ========    ========   ========    ========   ========
Options exercisable
   at end of fiscal year           113   $  13.09          53      15.50          23   $  36.00
                              ========   ========    ========   ========    ========   ========

At March 28, 1999, 20,000 shares were available for grant.

Option groups outstanding at March 28, 1999 and related weighted average exercise price and remaining contractual life information are as follows:

     Option with                      Outstanding                   Exercisable               Remaining
   exercise prices               ----------------------         -------------------              Life
    ranging from:                 Shares        Price            Shares     Price               (years)
----------------------           ---------    ---------         --------   --------           -----------
    $2.20  -  $ 5.00                55         $4.93                1         5.00                 9
     6.60  -   11.30                 5          8.66                3         8.44                 7
    11.60  -   14.40               193         11.91              101        11.90                 9
    15.00  -   59.40                 9         29.45                8        29.83                 5
                                 -----       -------           ------      -------            ------
                                   262        $10.97              113        13.09                9
                                 =====       =======            =====      =======            ======

Fair value of stock options and employee purchase rights

The fair value of options granted in fiscal 1999, 1998 and 1997 was estimated using the Black-Scholes model with the following assumptions:

                                   Stock Option Plan               Employee Stock Purchase Plan
                           ---------------------------------    ---------------------------------
                             1999        1998         1997        1999        1998         1997
                           ---------   ---------    --------    ---------   ---------    --------
Expected life (in years)       6           4            4           .5          .5           --
Risk-free interest rate      5.35%        6.2%        6.0%         4.5%        5.4%          --
Volatility                    135%        85%          82%         135%        75%           --
Dividend yield                 0%          0%          0%           0%          0%           --

The weighted average fair value of Employee Stock Purchase Plan shares granted during fiscal 1999 and 1998 was $4.57 and $7.30 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Option Plan during fiscal 1999, 1998 and 1997 was $4.72, $14.20 and $22.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and employee stock purchase plan, the Company's net loss per share would have been increased to the pro forma amounts below for the years ended March 29, 1998, March 30, 1997, and March 31, 1996.

                                                 1999          1998            1997
                                                -------       -------       ----------
Pro forma net loss                              $(8,706)      $(4,494)      $  (12,800)
Pro forma basic and diluted loss per share      $ (3.00)      $ (1.59)      $    (4.55)

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until fiscal 2001.

Note 5 - Litigation

The Company is currently a plaintiff in one legal proceeding in which the JTS Corporation is the defendant. This action is the only current litigation to which the company is a party.

The company has been contacted by the Lemelson Medical Foundation. This foundation owns a number of artificial vision and other patents and has filed patent violation legal actions against eighty-eight semiconductor companies. The company is currently not one of the defendants in this action but might be added at a later date.

During 1998 final Superior Court approval of a settlement was obtained in a class-action legal action, sometimes referred to as Shockley, et al., v. Carrington, et al. The company and its officers and directors were defendants in this action. Settlement was within the coverage provided by the Company's Directors and Officers insurance.

Note 6 - Income taxes

No provision for federal or state income taxes has been recorded for fiscal years 1999, 1998 and 1997. The Company's provisions are computed by applying the estimated annual tax rate to income, taking into account net operating loss carry forwards and alternative minimum taxes. At March 28, 1999 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $60.3 million and $24.7 million which may be utilized to reduce future taxable income. These amounts expire at various dates, beginning in 2000 through 2019. Such carryforwards may be limited in certain circumstances, including but not limited to, cumulative stock ownership changes of more than 50 percent over a three year period. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                               March 28, 1999      March 29, 1998
                                               --------------      --------------
Net operating loss carryforwards, tax-effected    $ 22,014             $ 19,309
Currently non-deductible expenses                    5,101                6,111
Investment and R&D tax credit                        2,669                3,005
Other                                                  506                  178
                                                  --------             --------
Total                                               30,290               28,603

Valuation allowance                                (30,290)             (28,603)
                                                  --------             --------

Net deferred tax asset                            $     --             $     --
                                                  ========             ========

Management has recorded a full valuation allowance against all of its deferred tax assets on the basis that sufficient uncertainty exists regarding the realizability of the assets. These factors include losses generated in prior years and the lack of carryback capacity to realize deferred tax assets.

Note 7 - Geographic information

The Company is engaged in the design, development, manufacture and marketing of integrated circuits. Revenue has been allocated to countries on the basis of the location in which billings were mailed. Revenue allocated to countries for 1999, 1998 and 1997 are as follows (in millions, except the percentage):

                            March 28, 1999            March 29, 1999            March 28, 1999
                        ---------------------     ---------------------     ---------------------
                        Amount     Percentage     Amount     Percentage     Amount     Percentage
                        ------     ----------     ------     ----------     ------     ----------
United States           $29.4         88%         $27.8         69%         $42.0         65%

Asia                      2.1          6%          11.8         29%          21.4         33%

Rest of the World         1.9          6%           0.9          2%           1.5          2%

Note 8 - Leasing arrangements and commitments

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. Such purchase options require payment of approximately $1.1 million over the next 12 months. The Company intends to exercise options requiring minimal payments and to higher other equipment. The Company leases its San Jose facility under a non-cancelable operating lease which expires in December 1999, with options to extend the lease for two additional six-year periods. The Company also leases a facility in Pleasanton under a non-cancelable operating lease which expires in February 2003, with an option to extend the lease for one five-year term. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method and totaled $1,360,000, $1,472,000 and $1,450,000 in fiscal 1999, 1998, and 1997 respectively. Future minimum lease payments, including capitalized purchase options, at March 29, 1999 are as follows (in thousands):

                                                    Capital       Operating
Fiscal Year Ending March                            Leases         Leases
                                                    -------       ---------
2000                                                $ 3,767       $   1,117
2001                                                  1,633             139
2002                                                    888             139
2003                                                     --             127
                                                    -------       ---------
Total minimum payments                                6,288       $   1,522
                                                    =======       =========
Less imputed interest                                  (724)
                                                    -------
Present value of payments under capital leases        5,564
Less current portion                                 (3,216)
                                                    -------
Long-term lease obligations                         $ 2,348
                                                    =======

Note 9 - Subsequent event

On April 30, 1999, the Company entered into a revolving credit facility, which includes term loans, with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw material inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and the term loans is prime rate plus 2%. At March 31, 2000, if the Company's net income is greater than $1.0 million, the interest rates are decreased by 0.5% from March 31, 2000 onward. If the Company has a net loss, the interest rate will be increased by 0.5% from March 31, 2000 onward. The facility is collateralized by inventory, equipment and fixtures, and other assets, excluding all assets under lease from other financiers.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

(1)     Identification of Directors:

        The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 -- Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

(2)     Identification of Executive Officers:

        See Part I, Item 1, "Executive Officers of the Company."

(3) Information with respect to compliance with Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the sections entitled "Share Ownership" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 18, 1999, a copy of which will be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     1.      Financial Statements

                        The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

                        -       Report of Independent Accountants

                        -       Balance sheets as of March 28, 1999 and March
                                29, 1998

                        - Statements of operations for each of the three years in the period ended March 28, 1999

                        - Statement of stockholder's equity for each of the three years in the period ended March 28, 1999

                        - Statements of cash flows for each of the three years in the period ended March 28, 1999

                        -       Notes to financial statements

        (a)     2.      Financial statement schedules for each of the three
                        years in the period ended March 28, 1999:

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

        (a)     3.      Listing of Exhibits

Exhibit
 Number                        Description
-------                        -----------
3.1(5)    Restated Certificate of Incorporation.

3.2(1)    Bylaws.

3.3(8)    Certificate of Amendment to Restated Certificate of
          Incorporation.

10.21(1) Real Property Lease Agreement dated as of August 26, 1981 between the Company and Orchard Investment Company No. 701.

10.22(1) Real Property Lease Agreement dated as of July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.23(1) Real Property Lease Agreement dated as of August 1, 1984 between the Company and Orchard Investment Company No. 701.

Exhibit
 Number                        Description
-------                        -----------
10.29(1)  Form of Indemnification Agreement executed by the Company and its officers and directors.

10.40(2)+ Letter Agreement dated October 19, 1987 between the Company and George Rassam.

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

10.50(7)* License Agreement dated as of September 12, 1991, between the Company and Asahi Chemical Industry Co., Ltd.

10.51(7)* Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co.,
          Ltd.

10.53(7)* Heads of Agreement dated as of March 27, 1992, between the Company and South African Micro-Electronic Systems Pty
          Limited.

10.54(8)  First Amendment dated March 11, 1994 to Real Property Lease
          Agreement dated August 26, 1981 between the Company and
          Orchard Investments Company No. 701.

10.55(8) First Amendment dated December 21, 1987, Second Amendment dated March 15, 1989, Third Amendment dated November
          25,1991, Fourth Amendment dated December 13, 1993 and Fifth
          Amendment dated March 11, 1994 to the Real Estate Lease
          Agreement dated July 6, 1983 between the Company and Orchard
          Investment Company No. 701.

10.56(9) Loan Modification Agreement dated September 19, 1995 by and between the Company and Silicon Valley Bank.

10.57(9)+ Letter Agreement dated February 13, 1995 between the Company and David Laws.

Exhibit
 Number                        Description
-------                        -----------
10.58(9)  Real Property Sublease Agreement dated November 9, 1992 by and between the Company and AT&T Resource Management
          Corporation, and Master Lease dated September 23, 1986 by
          and between AT&T Resource Management Corporation and
          American Telephone and Telegraph Company.

10.60(3)+ 1996 Employee Stock Purchase Plan.

10.61(4)+ IMP, Inc. Stock Option Plan (as amended and restated through May 14,
          1997).

23.1      Consent of PricewaterhouseCoopers LLP, Independent
          Accountants.

27.1      Financial Data Schedule.

+ Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit.

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

(3) Incorporated by reference to exhibit number 99.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-14997), as filed with the Securities and Exchange Commission on October 29, 1996.

(4) Incorporated by reference to exhibit number 99.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-36723) as filed with the Securities and Exchange Commission on September 30, 1997.

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

        (b)     Reports on Form 8-K

                The Company filed a report on Form 8-K on February 16, 1999 in connection with the sale of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 25th day of June, 1999.


                                        IMP, INC.



                                        By: /s/ J. P. FERGUSON
                                           -------------------------------------
                                           J. P. Ferguson
                                           President and CEO

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



/s/ JAMES PHILLIPS FERGUSON                 President and Chief         June 24, 1999
------------------------------------        Executive Officer and
James Phillips Ferguson                     Director (Principal
                                            Executive Officer)


/s/ George Rassam                           Chief Financial Officer     June 24, 1999
------------------------------------        and Secretary
George Rassam                               (Principal Financial and
                                            Accounting Officer)


/s/Zvi Grinfas                              Director                    June 24, 1999
------------------------------------
Zvi Grinfas


/s/ Peter D. Olson                          Director                    June 24, 1999
------------------------------------
Peter D. Olson


/s/ Bernard V. Vonderschmitt                Director                    June 24, 1999
------------------------------------
Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of IMP, Inc.


Our audits of the financial statements referred to in our report dated June 12, 1999 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 12, 1999

                                   SCHEDULE II

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)




                                   Balance at the      Charged to                        Balance at
                                    beginning of       costs and           Deductions    the end of
                                    the period          expenses*          write-offs      period
                                   --------------      ----------          ----------    ----------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 30, 1997              $  655            $3,388              $2,002         $2,041
Year ended March 29, 1998              $2,041            $  674              $    0         $2,715
Year ended March 28, 1999              $2,715            $ (186)             $    0         $2,529

*Includes amounts charged directly to revenues