Form 10-K405/A
period 1999-03-29
IMP INC
filed 1999-07-26
CIK 812927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           FORM 10-K/A AMENDMENT NO. 1

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended March 29, 1999 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
                                (No Fee Required)


COMMISSION FILE NUMBER:  0-15858


                                    IMP, INC.
                                    ---------
            (Exact number of Registrant as specified in its charter)

             Delaware                                            94-2722142
   -------------------------------                           -------------------
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                            Identification No.)

                             2830 North First Street
                           San Jose, California 95134
          (Address of principal executive offices, including Zip Code)

               Registrant's telephone number, including area code:
                                 (408) 432-9100


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                               -------------------
                  None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                  Yes [X]           No       [ ]

         Indicate by checkmark if disclosure of delinquent files pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [ X ]

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, as of June 23, 1999 was approximately $9,973,909 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq Smallcap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for other purposes.

         On June 23, 1999, approximately 3,463,000 shares of Common Stock, $.01 par value, were outstanding.

         Documents Incorporated By Reference:  NONE


                                    IMP, INC.
                                    PART III

Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 29, 1999 is hereby amended in full as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) Identification of Directors:

                                               Year First
                                               Appointed                         Principal Occupation
         Name and Title             Age         Director                         During Past Five Years
         --------------             ---         --------                         ----------------------
James Phillips Ferguson             68          1997            Mr. Ferguson, 68, joined the Company in June 1997 as President,
                                                                Chief Executive Officer and a member of the Board of
                                                                Directors.  He served as a consultant to the Company from
                                                                December 1996 to June 1997.  From 1967 to June 1997 he was a
                                                                principal in Ferguson Associates, a firm providing domestic and international consulting services.  In recent consulting
                                                                assignments, Mr. Ferguson assumed chief executive officer or chief operating officer responsibilities with QuickLogic
                                                                Corporation, Plus Logic and Paradigm Technologies.  Mr.
                                                                Ferguson's prior employment included positions at Texas
                                                                Instruments and Fairchild Semiconductor, and he was founder,
                                                                President and Chief Executive Officer of General
                                                                Microelectronics.

Zvi Grinfas                         58          1981            Mr. Grinfas, 58, a co-founder of the Company, has been a
                                                                director of the Company since its organization in January
                                                                1981.  He served as Senior Vice President for the Company, managing the Business

                                                                Development Group, until December 1984. At that time he became
                                                                Senior Vice President, Engineering, a position he held until May
                                                                1986, when he became Vice President, Business Development and
                                                                Sales Director of Southern Europe of IMP Europe Limited. Mr.
                                                                Grinfas ceased working for IMP Europe Limited in December 1988, and has been employed as a consultant since that time, including serving in the function of General Manager, Microelectronic
                                                                Operations for Elron Electronics Industries, Ltd. from February
                                                                1989 through February 1990.

Peter D. Olson                      56          1989            Mr. Olson, 56, has been a director of the Company since August
                                                                1989.  Since July 1997, Mr. Olson has been Executive Vice
                                                                President of MachOne Communications, Inc.  From July 1994
                                                                through July 1997, Mr. Olson served as President of H3D
                                                                Entertainment, Inc.

Bernard V. Vonderschmitt            75          1991            Mr. Vonderschmitt, 75, was a co-founder of Xilinx, Inc.
                                                                ("Xilinx"), a supplier of field programmable gate arrays.  He served as the President of Xilinx from its inception in
                                                                February 1984 to August 1994 and as its Chief Executive Officer
                                                                from August 1994 to January 1996 and is currently Chairman of the board of directors of Xilinx.  Mr. Vonderschmitt also
                                                                serves as a director on the boards of directors of Credence
                                                                Systems Corporation and Sanmina Corporation, as well as various private companies.  He has been a director of the Company since
                                                                February 1991.

(2)  Identification of Executive Officers:

     See Part I, Item 1, "Executive Officers of the Company" of the Registrant's Form 10-K:

There are no family relationships among executive officers or directors of the Company.

                            SECTION 16(A) INFORMATION

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended March 29, 1999 were met in a timely manner by its executive officers, Board members and greater than ten percent (10%) stockholders, except for the following:

James P. Ferguson failed to timely file a Form 4 relating to the purchase of 20,000 shares of the Registrant's Common Stock. Tarsaim Batra failed to timely file a Form 4 relating to the purchase of 20,000 shares of the Registrant's Common Stock. Each of Ron Laugeson, David Laws and Jerry DaBell failed to timely file Form 5 relating to the purchase of 100 shares each of the Registrant's Common Stock.

Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 29, 1999, is hereby amended in full as follows:

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The compensation paid to the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1997, 1998 and 1999 (collectively, the "Named Executive Officers") is set forth below.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION


================================================================================================================
                                                                           Long Term
                                                                           Securities
                                                                           Underlying            Other
Name and Position                      Year   Salary($)(1)    Bonus($)      Options         Compensation($)(2)
----------------------------------------------------------------------------------------------------------------

James Philips Ferguson                 1999      209,248            --            --              9,240
President and Chief Executive Officer  1998      148,439            --        25,000              7,980
                                       1997           --            --            --                 --

----------------------------------------------------------------------------------------------------------------

Barry Wiley                            1999      173,933            --            --              5,148
Vice President Sales and Marketing     1998      114,912            --        12,000              4,132
                                       1997           --            --            --                 --

================================================================================================================

================================================================================================================

David A. Laws,                         1999      163,394            --            --              4,300
Former Chairman of the Board           1998      181,808       250,000            --              3,600
                                       1997      185,985        40,000        24,584              3,600

----------------------------------------------------------------------------------------------------------------

Jerry DaBell                           1999      158,834            --            --              2,797
Senior Vice President, Design          1998      155,855            --         6,500              2,804
Engineering                            1997      145,848        22,915            --              2,304

----------------------------------------------------------------------------------------------------------------

Moiz Khambaty                          1999      155,672            --            --              6,192
Vice President Technology              1998      155,065            --         7,000              5,616
                                       1997      138,386        21,000            --              5,616
================================================================================================================

----------

(1) Salary includes amounts deferred pursuant to the Company's 401(k) plan. The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years.

(2) Includes the premium paid on behalf of each executive officer for supplemental life insurance plus any other amount as indicated for each individual.



STOCK OPTION GRANTS IN 1999

         No stock options were granted to the executive officers named in the Summary Compensation Table in fiscal 1999.



OPTION EXERCISES AND HOLDINGS

         The table below sets forth information concerning the exercise of stock options during the 1999 fiscal year by the Named Executive Officers and the unexercised options held as of the end of the 1999 fiscal year by such individuals. For purposes of the latter calculation, the fiscal year-end market value of the shares is deemed to be $3.312, the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on Friday, March 26, 1999. No stock appreciation rights were exercised by the Named Executive Officers during the 1999 fiscal year, and no stock appreciation rights were held by those individuals at the end of such year.

All share information reflects the reverse one-for-ten stock split that took place on January 13, 1999.

====================================================================================================================


                                    Number of                                                     Value of
                                     Shares                          Number of                   Unexercised
                                    Acquired                        Unexercised                 In-the-Money
                                      on        Value                Options at                  Options at
                                    Exercise   Realized               FY-End                   FY-End ($3.312)
--------------------------------------------------------------------------------------------------------------------
Name                                                       Exercisable   Unexercisable  Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------------
James Phillips Ferguson                 --          --        9,999          15,001         33,112       $49,683
--------------------------------------------------------------------------------------------------------------------

Barry Wiley                             --          --        4,602           7,398         15,242        24,502
--------------------------------------------------------------------------------------------------------------------

David A. Laws                           --          --       29,688             312         98,327         1,033
--------------------------------------------------------------------------------------------------------------------

Jerry DaBell                            --          --        4,664           6,336         15,442        20,985
--------------------------------------------------------------------------------------------------------------------

Moiz Khambaty                           --          --        4,040           5,960         13,380        19,740

====================================================================================================================


                         TEN-YEAR OPTION REPRICING TABLE

             The Company permitted certain holders of options to purchase the Company's Common Stock to reprice their options on September 22, 1997 and on February 27,1998. On September 22, 1997, the Company permitted employees, excluding executive officers named in the Summary Compensation Table, to cancel outstanding options that had been granted under the Company's Stock Option Plan but that had not yet been exercised and that had an exercise price in excess of the then-current fair market value of the Company's Common Stock and replace them with new options for an equal number of shares with an exercise price equal to $14.40 per share, the fair market value on September 22, 1997 (not adjusted for the stock split). These repriced options were subsequently repriced on February 27, 1998.

             On February 27, 1998, the Company permitted employees, including executive officers named in the Summary Compensation Table, to cancel outstanding options that had been granted under the Company's Stock Option Plan but that had not yet been exercised and that had an exercise price in excess of the then-current fair market value of the Company's Common Stock (including the options that were repriced on September 22, 1997) and replace them with new options for an equal number of shares with an exercise price equal to $11.60 per share, the fair market value on February 27, 1998 (not adjusted for the stock split). Each repriced option granted was not exercisable until February 27, 1999 at which time each option became vested and exercisable as to the number of shares subject to the canceled options that were vested as of February 27, 1998; thereafter, the vesting schedules under the original option agreement continues as to the unvested shares. In accordance with the regulations promulgated by the Securities and Exchange Commission, such repricing requires the Company to disclose all repricings of the Company's options held by its executive officers that have occurred during the last ten completed years (exclusive of years prior to the year in which the Company became a reporting company under the Exchange
Act), in the format set forth below:

                         TEN-YEAR OPTION REPRICING TABLE


                                                                                                LENGTH OF ORIGINAL
                                     NUMBER SHARES      MARKET PRICE   EXERCISE                     OPTION TERM
                                       OF COMMON        OF STOCK AT    PRICE AT       NEW        REMAINING AT DATE
                         DATE OF    STOCK UNDERLYING      TIME OF      TIME OF      EXERCISE       OF REPRICING
        NAME             PRICING    OPTIONS REPRICED     REPRICING    REPRICING      PRICE          (IN MONTHS)
---------------------- ------------ -----------------  ------------- ------------ ------------- --------------------
James Philips            2/27/98          10,000           $11.60      $19.40        $11.60               40
Ferguson
                         2/27/98          15,000            11.60       14.40         11.60               43

David A. Laws            2/27/98          10,000            11.60       15.00         11.60               12

Jerry DaBell             2/27/98           2,000            11.60       12.90         11.60               47
                         2/27/98           4,500            11.60       14.40         11.60               43
                         9/22/97           4,500            14.40       25.70         14.40               40
                         2/13/91           6,000             8.10       30.00          8.10               27

Moiz Khambaty            2/27/98           2,000            11.60       12.90         11.60               47
                         2/27/98           3,000            11.60       13.80         11.60               35
                         2/27/98           5,000            11.60       14.40         11.60               31
                         9/22/97           3,000            14.40       25.70         14.40               40
                         2/13/91           1,750             8.10       30.00          8.10               --
                         2/13/91           1,840             8.10       42.50          8.10               --

Ron Laugesen             2/27/98           2,000            11.60       12.90         11.60               48
                         2/27/98           4,490            11.60       14.40         11.60               43
                         2/27/98           1,000            11.60       19.40         11.60               16
                         2/27/98           2,000            11.60       25.70         11.60               34
                         2/27/98           1,000            11.60       59.40         11.60               18
                         2/13/91             750             8.10       16.25          8.10               26

George Rassam            2/27/98           8,000            11.60       14.40         11.60               36
                         2/27/98           2,000            11.60       12.90         11.60               48
                         2/13/91           1,010             8.10       42.50          8.10                2
                         2/13/91             256             8.10       26.25          8.10                6

Taraim Batra             2/27/98           6,320            11.60       14.40         11.60               43
                         2/27/98           2,000            11.60       12.90         11.60               48
                         2/27/98           1,125            11.60       18.50         11.60               15
                         2/27/98           3,000            11.60       25.70         11.60               36

Barry Wiley              2/27/98           7,500            11.60       16.00         11.60               41
                         2/27/98           2,500            11.60       14.40         11.60               43
                         2/27/98           2,000            11.60       12.90         11.60               48

Barry Carrington (1)     2/13/91              90             8.10       30.00          8.10               --
                         2/13/91           5,379             8.10       30.00          8.10               --
                         2/13/91           9,400             8.10       42.50          8.10               --
                         2/13/91          14,620             8.10       36.00          8.10               --
                         2/13/91          14,130             8.10       42.50          8.10               --

Charles Isherwood (2)    2/15/91          10,000             8.10       42.50          8.10               --

(1)   Mr. Carrington served as the Company's Chief Executive Officer through
      1996.

(2)   Mr. Isherwood served as the Company's Chief Financial Officer through
      1996.

COMPENSATION OF DIRECTORS

         Each non-employee member of the Board of Directors receives $1,500 for each full fiscal quarter that he serves as a member of the Board of Directors, and $1,000 for each meeting he attends. Mr. Grinfas does not receive fees, but instead receives reimbursement for his travel expenses incurred in attending meetings of the Board of Directors, which totaled approximately $27,869 in fiscal 1999. In addition, non-employee members of the Board are eligible to receive options to purchase shares of the Company's Common Stock.

         Each individual newly elected or appointed as a non-employee member of the Board will be granted on such date of election or appointment an automatic option grant for 2,000 shares of Common Stock under the Company's Stock Option Plan (the "Option Plan"). Each individual who continues to serve as a non-employee Board member will receive additional automatic option grants, each for 2,000 shares of Common Stock, at successive four (4)-year intervals over his or her period of continued Board service. The first such additional grant will be made on the later of (A) the date of the 1994 Annual Stockholders Meeting or
(B) the date of the Annual Stockholders Meeting held in the calendar year in which occurs the fourth anniversary of the grant date of the initial automatic option grant made to such individual, provided he or she is re-elected to the Board at that Annual Meeting. Additional automatic grants for 2,000 shares each will be made to such individual at every fourth Annual Stockholders Meeting thereafter over such individual's period of continued service as a non-employee Board member.

         Each such grant becomes exercisable for all of the shares upon the optionee's completion of six (6) months of service on the Board and becomes immediately exercisable for all of the option shares if the Company is acquired by merger, asset sale or hostile take-over. The option shares are subject to repurchase at the original exercise price if the optionee ceases Board service prior to vesting in the shares. The Board member will vest in twenty-five percent (25%) of the option shares upon completion of one (1) year of Board service, and the balance will vest in thirty-six (36) successive equal monthly installments over the optionee's continued period of Board service, subject to accelerated vesting upon the optionee's death or disability or if the Company is acquired by merger, asset sale or hostile take-over. Such options have a maximum term of ten (10) years, subject to earlier termination upon the optionee's cessation of Board service. Upon the successful completion of a hostile tender offer for more than fifty percent (50%) of the Company's outstanding Common Stock, each automatic option grant will be canceled, and the non-employee Board member will be entitled to a cash distribution from the Company based upon the tender-offer price.

Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 29, 1999, is hereby amended in full as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

SHARE OWNERSHIP

         The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 28, 1999 for
(i) each director and nominee, (ii) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the executive officers named in the compensation tables, and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                    Number of             Percent of Total
                Name                                                 Shares             Shares Outstanding(1)
                ----                                                ---------           ---------------------
             James Phillips Ferguson.........................             0                       *

             Zvi Grinfas.....................................        33,622                     1.0

             David A. Laws (2)...............................           309                       *

             Peter D. Olson..................................             0                       *

             Bernard V. Vonderschmitt........................             0                       *

             Jerry DaBell (3)................................           300                       *

             Moiz Khambaty...................................             0                       *

             Ron Laugesen....................................           300                       *

             All directors and executive officers as a
             group (11 persons)..............................           100                       *

*      Less than one percent (1%).

(1) Percentage of beneficial ownership is calculated assuming 3,463,163 shares of Common Stock were outstanding on March 28, 1999. This percentage may include Common Stock of which such individual or entity has the right to acquire beneficial ownership within 60 days of March 28, 1999, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(2) Shares beneficially owned by Mr. Laws are in the name of the Laws Family Trust.

(3) Shares beneficially owned by Mr. DaBell are in the name of Jerry and Christy DaBell.

Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 29, 1999, is hereby amended in full as follows:

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)   Certain Relationships and Related Transactions.

         On December 9, 1996, the Company entered into a contact for services with James Phillips Ferguson pursuant to which Mr. Ferguson agreed to render services to the Company as its Chief Operating Officer in exchange for the payment of fees specified in the contract. The Company paid an aggregate of $130,000 to Mr. Ferguson pursuant to such contract through its termination on June 19, 1997.

         During fiscal 1998, the Company billed H3D Entertainment, Inc. $50,000 for shipments of component parts for integrated circuits. Peter D. Olson, a member of the Company's Board of Directors, is the principal stockholder, Chief Executive Officer and a member of the Board of Directors of H3D Entertainment, Inc.

         (b)   Employment Contracts.

         Except as indicated below, none of the Company's executive officers have employment contracts or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

         By letter agreement between the company and David Laws dated December 10, 1996, the Company confirmed, among other things, a retention bonus of $250,000 payable to Mr. Laws in fiscal year 1998. See also "Certain Relationships and Related Transactions" for a description of a terminated contract for services between the Company and James Phillips Ferguson.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMP, INC.


                                             By: /s/ JAMES PHILLIPS FERGUSON
                                                --------------------------------
                                                J. P. Ferguson
                                                President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                Capacity                          Date

/s/ JAMES PHILLIPS FERGUSON              President and Chief Executive          July 26, 1999
--------------------------------         Officer and Director (Principal
James Phillips Ferguson                  Executive Officer)

*/s/ GEORGE RASSAM                       Chief Financial Officer and            July 26, 1999
--------------------------------         Secretary (Principal Financial and
George Rassam                            Accounting Officer

*/s/ ZVI GRINFAS                          Director                              July 26, 1999
--------------------------------
Zvi Grinfas

*/s/ PETER D. OLSON                       Director                              July 26, 1999
--------------------------------
Peter D. Olson

*/s/ BERNARD V. VONDERSCHMITT             Director                              July 26, 1999
--------------------------------
Bernard V. Vonderschmitt

*By: /s/ JAMES PHILLIPS FERGUSON
    ----------------------------
    Attorney in Fact