Form 10-Q
period 1999-06-27
IMP INC
filed 1999-08-11
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 27, 1999
                               --------------

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


                                            Outstanding at
Common Stock, $0.01 par value               June 27, 1999
                                            -------------
                                               3,118,221

                                    IMP, Inc.
                                    FORM 10-Q
                                  FIRST QUARTER

                                      INDEX


                                                                                       Page
  Part I:  Financial Information (unaudited)



         Condensed Balance Sheet at                                                      4
            June 27, 1999 and March 28, 1999

         Condensed Statement of                                                          5
            Operations for the three months ended
            June 27, 1999 and June 28, 1998

         Condensed Statement of Cash                                                     6
            Flows for the three months ended
            June 27, 1999 and June 28, 1998

         Notes to condensed financial statements                                         8


         Management's discussion and analysis of                                        11
           financial condition and results of operations


Part II:  Other Information

         Item 1, Legal Proceedings                                                      20

         Item 6, Reports on Form 8K                                                     20

         Signatures                                                                     21

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)



                                                           June 27, 1999          March 28, 1999
                                                           -------------          --------------
ASSETS

Current assets:
  Cash and cash equivalents                                  $    664                $  1,606
  Accounts receivable - net of allowances for doubtful
   accounts and returns of $272 and $2,529                      7,303                   9,191
  Inventories                                                   6,626                   6,076
  Deposits and other current assets                               387                     693
                                                             --------                --------
      Total current assets                                     14,980                  17,566
Leasehold improvements and equipment                           91,538                  91,371
  Accumulated depreciation                                    (84,412)                (83,470)
                                                             --------                --------
  Net leasehold improvements and equipment                      7,126                   7,901
Other long term assets                                            456                     494
                                                             --------                --------
                                                             $ 22,562                $ 25,961
                                                             ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                                    $  4,247                $  5,212
  Trade accounts payable                                        4,815                   6,756
  Accrued payroll and related expenses                          1,189                   1,322
  Other accrued liabilities                                     1,869                   1,528
  Current portion of capital lease obligations                  2,813                   3,216
                                                             --------                --------
      Total current liabilities                                14,933                  18,034
Long-term portion of debt and
    capital lease obligations                                   3,532                   2,942
Stockholders' equity:
  Common stock                                                     35                      35
  Additional paid-in capital                                   72,681                  72,671
  Accumulated deficit                                         (64,722)                (63,824)
  Treasury stock at cost                                       (3,897)                 (3,897)
                                                             --------                --------
      Total stockholders' equity                                4,097                   4,985
                                                             --------                --------
                                                             $ 22,562                $ 25,961
                                                             ========                ========


See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                           Three Months Ended
                                                 --------------------------------------
                                                 June 27, 1999            June 28, 1998
                                                 -------------            -------------
Net revenues                                        $ 10,630                $  6,588
Cost of revenues                                       8,063                   5,997
                                                    --------                --------
      Gross profit                                     2,567                     591
Operating expenses:
  Research and development                             1,576                   2,318
  Selling, general and administrative                  1,553                   1,388
                                                    --------                --------

Operating loss                                          (562)                 (3,115)
Interest:
  Expense                                               (336)                   (325)
  Income                                                  --                     105
                                                    --------                --------
      Net interest                                      (336)                   (220)
Loss before provision
  for income taxes                                      (898)                 (3,335)
Provision for income taxes                                --                      --
                                                    --------                --------
Net loss                                            $   (898)               $ (3,335)
                                                    ========                ========

Basic and diluted net
  loss per share                                    $   (.29)               $  (1.18)
                                                    ========                ========

Shares used in computing basic and
  diluted net loss per share                           3,118                   2,828
                                                    ========                ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                    Three Months Ended
                                                         ---------------------------------------
                                                         June 27, 1999             June 28, 1998
                                                         -------------             -------------
Cash flows from operating activities:
  Net loss                                                  $   (898)               $ (3,335)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                                942                   1,326
    Increase (decrease) from changes in:
         Accounts receivable                                   1,888                   1,004
         Inventories                                            (550)                   (207)
         Deposits and other assets                               344                     (62)
         Trade accounts payable                               (1,941)                   (573)
         Accrued payroll and related expenses                   (133)                   (286)
         Other accrued liabilities                               341                      81
                                                            --------                --------
  Net cash used for operating activities                          (7)                 (2,052)
                                                            --------                --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                          (149)                   (646)
                                                            --------                --------
Cash flows from financing activities:
  Proceeds from credit facility                                2,601                      --
  Payments of principal on credit facility                    (3,953)                     --
  Proceeds from equipment note payable                         1,731                      --
  Payments of principal under capital
     lease obligations, net                                     (816)                 (1,007)
  Payments on notes payable                                     (359)                   (454)
  Proceeds from issuance of common stock                          10                      43
                                                            --------                --------
  Net cash used for financing activities                        (786)                 (1,418)

Net decrease in cash and cash
  equivalents                                                   (942)                 (4,116)
Cash and cash equivalents at beginning of
  the period                                                   1,606                  11,819
                                                            --------                --------
Cash and cash equivalents at end of the
  period                                                    $    664                $  7,703
                                                            ========                ========
Supplemental cash flow disclosures:
  Interest paid                                             $    336                $    220
Supplemental non cash disclosures:
  Equipment acquired under capital lease                    $     18                $    100


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (unaudited)


1.       Basis of presentation

         The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended March 28, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31.

2.       Cash

         At June 27, 1999, the Company had cash and cash equivalents of approximately $664,000. The Company's cash balance has decreased over each of the last several quarters. The Company entered into a new financing facility during the quarter (see Note 4, Notes Payable & Financing Arrangements for more detail). In addition, the Company has taken steps to conserve cash and is currently evaluating possible strategic options for the Company's future.

3.       Inventories

         Inventories consist of:

                                    June 27, 1999        March 28, 1999
                                    -------------        --------------
         Raw materials                 $  809               $1,103
         Work-in-process                4,824                4,120
         Finished goods                   993                  853
                                       ------               ------
                                       $6,626               $6,076
                                       ======               ======

4.       Notes Payable & Financing Arrangements

         Credit facility - On April 30, 1999, the Company entered into a revolving credit facility, which includes term loans, with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw materials inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and the term loans is prime rate plus 2%. At March 31, 2000, if the Company's net income is greater than $1.0 million, the interest rates are decreased by 0.5% from March 31, 2000 onward. If the Company has a net loss, the interest rate will be increased by 0.5% from March 31, 2000 onward. The facility is collateralized by inventory, equipment and fixtures, and other assets, excluding all assets under lease from other financiers. As of June 27, 1999, $2,601,000 was drawn down on the $7.5 million facility, and the balance outstanding on the term loan was approximately $1,706,000. This facility replaced the facility from Pacific Business Funding.

         Equipment notes payable - The Company has a $5.0 million facility with an assets based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at June 17, 1999 was approximately $1,519,000.

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


                                                                   Three Months Ended
                                                             -------------------------------
                                                             June 27                June 28
                                                              1999                   1998
                                                             -------                -------
         Net loss                                            $  (898)               $(3,335)

         Shares used in per share computation:
           Weighted Average Shares Outstanding                 3,118                  2,828

         Basic and diluted loss per share                    $ (0.29)               $ (1.18)
                                                             =======                =======

         Options to purchase 261,488 and 221,067 shares of common stock were outstanding at June 27, 1999, and June 28, 1998 respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation, and therefore, to do so would have been antidilutive.

6.       Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first year beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company is not expected to be significant.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

Results of Operations - First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999

Net revenues for the first quarter of fiscal 2000 were $10.6 million compared to $6.6 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's products by customers. Revenues in the immediate prior quarter were $10.3 million.

Cost of revenues in the first fiscal quarter of 2000 were 76% of revenues compared to 91% for the same quarter in the prior year. Cost of revenues in the first quarter of fiscal 2000 are lower as a result of higher utilization of the Company's manufacturing facility due to the increased demand noted above.

Research and development expenses were $1,576,000 (15% of revenue) in the first quarter of fiscal 2000 compared to $2,318,000 (35% of revenue) in the corresponding quarter of the prior year. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, general and administrative expenses were $1,553,000 (15% of revenue) in the first quarter of fiscal 2000 up from $1,388,000 (21% of revenue) in the same quarter of the prior year. The increase was primarily due to increase in expenses associated with the increase in sales.

Net interest expense was $336,000 for the first quarter of fiscal 2000, compared to $220,000 for fiscal 1999. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the first quarter of fiscal 2000 was $898,000 compared to net loss of $3,335,000 for the same period of the prior year. This resulted in net loss of $.29 per share for the first quarter of fiscal 2000 compared to $1.18 loss per share in the same period of the prior year.

Liquidity and Capital Resources

At June 27, 1999, the Company had cash and cash equivalents of approximately $664,000. The Company's cash balance has decreased over each of the last several quarters. On April 30, 1999, the Company entered into a $9.5 million financing facility with The CIT Group. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million based on accounts receivable and inventory balances.

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself unable to meet its obligations. In addition, the Company's cash balance has decreased over each of the last several quarters. If the Company continues to report operating losses and negative cash flow it will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available at reasonable rates, if at all.

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on June 27, 1999 the Company had low cash balances. The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

Although The Company experienced a growth in revenues in the last three fiscal quarters, it has reported operating losses and negative cash flow since the second quarter of fiscal 1997. Unless this trend of increasing revenue continues, there is substantial risk that the Company will continue to report losses and negative cash flow in the future. If the Company does continue to report operating losses and negative cash flow it will need to obtain additional funding to remain in operation. There is no assurance that such funding will be available at a reasonable rate, if at all.

Stock Traded on Nasdaq SmallCap Market. On December 11, 1998, a hearing was held before a Panel authorized by the National Association of Securities Dealers, Inc. Board of Governors to determine whether the Company would be allowed to maintain the listing of its common stock on the Nasdaq National Market. The hearing addressed, among other things, the Company's compliance with the minimum $1 per share price requirement and the $4 million net tangible assets requirement for stock traded on

Nasdaq. The Panel concluded that the Company could retain its listing on the Nasdaq National Market if it complied with the following conditions: (i) effect a one-for-ten reverse split of our common stock so that the Company's closing bid price meets or exceeds the $1.00 per share for a minimum of ten consecutive trading days; (ii) file with the Securities and Exchange Commission (SEC) on or before February 16, 1999, a December 31, 1998 balance sheet, which, with pro forma adjustments for significant events and transactions after such date, shows net tangible assets of at least $4.0 million; and (iii) file with the SEC on or before March 31, 1999, a balance sheet as of a date 45 days prior thereto, which, with appropriate pro forma adjustments, shows net tangible assets of at least $6.5 million. Effective January 13, 1999, the Company effected a one-for-ten reverse stock split, thus addressing the minimum trading price per share requirement. On February 16, 1999 the Company filed a proforma balance sheet dated as of December 31, 1998 incorporating the effect of a February 1999 Private Placement showing net tangible assets of $6.1 million. The Company did not satisfy the final criterion of net tangible assets of $6.5 million by March 31, 1999. As a result, on April 7, 1999 the Company's common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX."

Because of the low volume of trading on the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. In addition, if the Company's common stock trading price remains below $5.00 per share, trading in the Company's common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in the Company's common stock, which could severely limit the market liquidity of the common stock and the ability of investors to trade our common stock.

In addition, the Company's market capitalization might decrease and stockholder value might decrease as a result of the reverse stock split. The reverse split increased the number of odd-lot holders of the Company's common stock. Transaction costs involving odd-lot amounts of common stock are generally higher on a per-share basis than transaction costs involving even-lot amounts of common stock. Thus, the reverse split might have the effect of increasing the transaction costs of certain of the Company's stockholders.

Dependence on Foundry Business. In the near term the Company's success depends on its ability to attract additional business from new and existing customers for its analog and high-voltage wafer fabrication services. During periods of low demand, high fixed wafer fabrication costs have historically had a material adverse effect on the Company's results of operations. For example, during the last three-quarters of fiscal 1997, all of fiscal 1998 and the first half of fiscal 1999 the Company's operating results were adversely affected by the low utilization of the Company's manufacturing facility.

Dependence on New Analog Products. In the long term the Company's success depends on its ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for its products. The development of new analog integrated circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, completion of design and testing of new products on time, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there are a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. The Company seeks to design alternate source products that have already achieved market acceptance from other vendors, as well as new proprietary IMP products. However, there can be no assurance that any products introduced by the Company will be accepted by customers or that any product initially accepted by the Company's customers will result in production orders. The Company's failure to continue to develop, introduce and sell new products successfully could materially and adversely affect its long-term business and operating results.

Dependence upon Ability to Fabricate Higher-Margin Products. The ability of the Company to transition from the fabrication of lower-margin products to higher-margin products, including both those developed by the Company and those for which it serves as a third-party foundry, is very important for the Company's future results of operations. Rapidly changing customer demands may result in the obsolescence of existing Company inventories. There can be no assurances that the Company will be successful in its efforts to keep pace with changing customer demands. In this regard, the ability of the Company to develop higher-margin products will be materially and adversely affected if it is unable to retain its engineering personnel due to the Company's current business climate.

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

Patents and Licenses. Although the Company is not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Company has been contacted by the Lemelson Medical Foundation. This foundation has filed patent violation legal actions against 88 semiconductor companies. The Company is currently not one of the defendants in this action but might be added at a later date. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

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

Year 2000 Issues

General. The Company is currently conducting a company-wide Year 2000 readiness program (the Y2K program). The Y2K program is addressing the issue of computer programs and embedded computer chips being able to distinguish between the year 1900 and the year 2000. Any of such systems and equipment, including integrated circuits, computers and manufacturing equipment, sold or used by the Company, its customers and its suppliers, that recognize a date code field of "00" as the year 1900 rather than the year 2000 could cause such systems or equipment to malfunction prior to or in the year 2000 and lead to significant business delays, additional expenses and disruptions in service or operations. As a result, the systems and equipment of all business organizations containing integrated circuits, software or computer hardware may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant.

The Company's Y2K program is divided into four sections - (1) IMP Manufactured Products, (2) Internal Information Technology (IT) Systems, (3) Manufacturing Systems and Equipment, and (4) Third Party Suppliers and Customers. The Y2K program is divided into three phases (i) inventorying potential Year 2000 items,
(ii) assessing the Year 2000 compliance of items determined to be material to the Company; and (iii) repairing or replacing such material items. The Company has substantially completed the first two phases of work required to achieve Year 2000 compliance requirement and in Phase Three it has repaired or replaced the majority of items on its inventory. It believes that substantially all of the issues that it identifies will be completed by the end of 1999. Some items that cannot be tested appropriately may require additional work after that time

Through June 27, 1999, the Company has incurred less than $200,000 in expenses associated with making its systems and equipment Year 2000 compliant. Based on the preliminary results of the assessment and the modifications completed to date, the Company believes that the total cost for year 2000 compliance will not exceed $500,000. However, there can be no assurance that any such assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any required updates or corrections will work as anticipated in the year 2000.

Impact on Sales of IMP Manufactured Products. The Company designs its products both internally and through third party design providers. Both sources of product design rely on licenses of third party technology for certain aspects of these designs. The Company has done an internal assessment of the Year 2000 compliance of certain of its stand-alone products, and the Company believes that these products are designed so that they are not dependent on embedded software or hardware that relies on a date code field and, therefore, such products are Year 2000 compliant. The Company also manufactures wafers containing designs implemented by its customers. It has no knowledge of the Year 2000 compliance of such products. To the extent that date information is necessary for the proper functioning of the Company's and its customer's products, the products rely on date information from other manufacturer's devices resident in the networks or systems in which they operate. Thus, any Year 2000 problems within these third party products or systems could cause such products not to work accurately and/or without disruption, if at all, with other companies' devices and systems. Any failure of these products to be Year 2000 compliant would result in the malfunctioning of such products or of the systems in which such products operate. Any failure of the Company's products, its customers designs or any third party products on which the Company's products rely or any third party products which incorporate certain of the Company's licensed designs or technologies to be Year 2000 compliant could result in a substantial decline in the Company's revenues or could result in the Company's incurring substantial unexpected expenses associated with product returns, warranty claims and claims for consequential damages and would materially adversely affect the Company's business, results of operations and financial condition.

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

Third Party Suppliers and Customers. The Company has contacted the majority of its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on the Company's business. Although many of these suppliers and contract manufacturers have notified the Company that they have been addressing the problem, they have not provided specific assurance regarding the Year 2000 compliance of their systems and software. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure of such key suppliers and contract manufacturers to address Year 2000 issues could have a material impact on the Company's operations and financial results.

In addition to its suppliers and contract manufacturers, the Company relies on a large variety of business enterprises such as customers, creditors, financial organizations, and domestic and international governmental entities for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company.

Summary. The Company has not yet established detailed contingency plans for the Year 2000 issues, but, based on the results of the assessment of its internal systems and the audit of its third party suppliers and customers, the Company will evaluate the need for and begin to implement contingency plans.

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


Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended June 27, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IMP, Inc.
                                      Registrant


                                      /s/ J. P. FERGUSON
----------------                      ---------------------------------
August 11, 1999                       J. P. Ferguson
                                      President, Chief Executive Officer

                                 EXHIBIT INDEX



Exhibit            Description
-------            -----------

27.1           Financial Data Schedule