Form 10-Q
period 1999-09-26
IMP INC
filed 1999-11-12
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 26, 1999 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.01 par value outstanding at September 26, 1999: 3,367,404.

                                    IMP, Inc.
                                    FORM 10-Q
                                 SECOND QUARTER

                                      INDEX

                                                                       Page
Part I: Financial Information (unaudited)

        Condensed Balance Sheet at                                       5
        September 26, 1999 and March 28, 1999

        Condensed Statement of                                           6
          Operations for the three months ended
          September 26, 1999 and September 27, 1998

        Condensed Statement of                                           7
          Operations for the six months ended
          September 26, 1999 and September 27, 1998

        Condensed Statement of Cash                                      8
        Flows for the six months ended
        September 26, 1999 and September 27, 1998

        Notes to condensed financial                                    10
          statements

        Management's discussion and analysis of                         13
          financial condition and results of
          operations

Part II: Other Information

        Item 1. Legal Proceedings                                       24

        Item 3. Defaults by the Company on its Senior
          Securities                                                    24

        Item 6. Reports on Form 8K                                      24

        Signatures                                                      25

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

ASSETS

                                                     Sept 26, 1999   March 28, 1999
                                                     -------------   --------------
Current assets:
  Cash and cash equivalents                             $    798       $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $337
     and $2,529                                            4,555          9,191
  Inventories                                              6,044          6,076
  Deposits and other current assets                          341            693
                                                        --------       --------
      Total current assets                                11,738         17,566
Leasehold improvements and equipment                      91,554         91,371
  Accumulated depreciation                               (85,315)       (83,470)
                                                        --------       --------
  Net leasehold improvements and equipment                 6,239          7,901
Other long term assets                                       451            494
                                                        --------       --------
                                                        $ 18,428       $ 25,961
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                               $  3,951       $  5,212
  Trade accounts payable                                   5,184          6,756
  Accrued payroll and related expenses                     1,138          1,322
  Other accrued liabilities                                1,700          1,528
  Current portion of capital lease obligations             4,146          3,216
                                                        --------       --------
      Total current liabilities                           16,119         18,034
Long-term portion of debt
    and capital lease obligations                            397          2,942
Stockholders' equity:
  Common stock                                                35             35
  Additional paid-in capital                              72,681         72,671
  Accumulated deficit                                    (66,907)       (63,824)
  Treasury stock at cost                                  (3,897)        (3,897)
                                                        --------       --------
      Total stockholders' equity                           1,912          4,985
                                                        --------       --------
                                                        $ 18,428       $ 25,961
                                                        ========       ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                    -------------------------------
                                                    Sept 26, 1999     Sept 27, 1998
                                                    -------------     -------------
Net revenues                                           $ 7,686          $ 6,738
Cost of revenues                                         7,333            6,181
                                                       -------          -------
      Gross profit                                         353              557
Operating expenses:
  Research and development                               1,199            2,189
  Selling, general and administrative                    1,065            1,380
                                                       -------          -------

Operating loss                                          (1,911)          (3,012)
Interest:
  Expense                                                 (274)            (303)
  Income                                                    --               33
                                                       -------          -------
      Net interest                                        (274)            (270)
                                                       -------          -------
Net loss                                               $(2,185)         $(3,282)
                                                       =======          =======
Basic and diluted net
  loss per share                                       $  (.65)         $ (1.16)
                                                       =======          =======
Shares used in computing basic and
  diluted net loss per share                             3,367            2,828
                                                       =======          =======

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Six Months Ended
                                                   ------------------------------
                                                   Sept 26, 1999    Sept 27, 1998
                                                   -------------    -------------
Net revenues                                          $18,316          $13,325
Cost of revenues                                       15,396           12,177
                                                      -------          -------
      Gross profit                                      2,920            1,148
Operating expenses:
  Research and development                              2,775            4,507
  Selling, general and administrative                   2,618            2,769
                                                      -------          -------

Operating loss                                         (2,473)          (6,128)
Interest:
  Expense                                                (610)            (627)
  Income                                                   --              138
                                                      -------          -------
      Net interest                                       (610)            (489)
                                                      -------          -------
Net loss                                              $(3,083)         $(6,617)
                                                      =======          =======

Basic and diluted net
  loss per share                                      $  (.92)         $ (2.34)
                                                      =======          =======

Shares used in computing basic and
  diluted net loss per share                            3,367            2,828
                                                      =======          =======

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                     ----------------------------
                                                     Sept 26, 1999  Sept 27, 1998
                                                     -------------  -------------
Cash flows from operating activities:
  Net loss                                              $(3,083)       $(6,617)
  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                         1,845          2,596
    Increase (decrease) from changes in:
         Accounts receivable                              4,636            443
         Inventories                                         32         (1058)
         Deposits and other assets                          395           (176)
         Trade accounts payable                          (1,572)          (742)
         Accrued payroll and related expenses              (184)          (125)
         Other accrued liabilities                          172            196
                                                        -------        -------
  Net cash provided by (used for) operating
   activities                                             2,241         (5,483)
                                                        -------        -------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                     (183)          (855)
                                                        -------        -------
Cash flows from financing activities:
  Proceeds from credit facility                           2,601             --
  Payments of principal on credit facility               (5,624)            --
  Proceeds from equipment note payable                    1,731             --
  Payments of principal under capital
     lease obligations, net                              (1,021)        (2,001)
  Payments on notes payable                                (563)          (914)
  Proceeds from issuance of common stock                     10             43
                                                        -------        -------
  Net cash used for financing activities                 (2,866)        (2,872)

Net decrease in cash and cash
  equivalents                                              (808)        (9,210)
Cash and cash equivalents at beginning of
  the period                                              1,606         11,819
                                                        -------        -------
Cash and cash equivalents at end of the
  period                                                $   798        $ 2,609
                                                        =======        =======
Supplemental cash flow disclosures:
  Interest paid                                         $   610        $   489
Supplemental non cash disclosures:
  Equipment acquired under capital lease                $    18        $   616

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

2.      Cash

        At September 26, 1999, the Company had cash and cash equivalents of approximately $798,000. The Company's cash balance has decreased over each of the last several quarters. The Company entered into a new financing facility during the quarter ended June 1999 (see Note 4, Notes Payable & Financing Arrangements for more details).

        The Company failed to make its scheduled payments due during the months of August, September and October 1999 under its certain of its credit facilities and its equipment leases. The Company has been negotiating with the creditors and lessors under such credit facilities and leases and other debt instruments, for example those put in default due to cross default clauses. The Company intends to reschedule such payments and waive the defaults resulting from the Company's failure to make such payments, but not all such negotiations are yet concluded. As a result, the indebtedness still subject to negotiation represented by such credit facilities and those leases which are treated as capital leases is classified as current on the Company's balance sheet because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease). The outstanding balance of debt which was in default at any time during the quarter ended September 26, 1999 amounted to $7,950,000 at quarter end. The amount due still subject to negotiation as at September 26, 1999 was $7,617,000. The amount reclassified from long-term to current, as at September 26, 1999 was $2,770,000. As a result, the Company's ability to draw on unused amounts under a revolving credit facility may be restricted.

3.      Inventories

        Inventories consist of:

                                       Sept 26, 1999        March 28, 1999
                                       -------------        --------------
       Raw materials                      $   793               $1,103
       Work-in-process                      4,394                4,120
       Finished goods                         857                  853
                                           ------               ------
                                           $6,044               $6,076
                                           ======               ======

4.      Notes Payable & Financing Arrangements

        Credit facility - On April 30, 1999, the Company entered into a revolving credit facility, which includes term loans, with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw materials inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and for the term loans is prime rate plus 2%. At March 31, 2000, if the Company's net income for the fiscal year then ending is greater than $1.0 million, the interest rates are decreased by 0.5% from March 31, 2000 onward. If an event of default occurs, an additional 1.0% interest is payable. If the Company has a net loss, for that period, the interest rate will be increased by 0.5% from March 31, 2000 onward. The facility is secured by inventory, equipment and fixtures, and other assets, excluding all assets under lease from other lendors or lessors. As of September 26, 1999, $930,000 was drawn down on the $7.5 million revolving facility, and the balance outstanding on the term loan was approximately $1,614,000. As at September 26, 1999 all amounts owing under this facility is classified as current. This facility replaced the facility from Pacific Business Funding.

        Equipment notes payable - The Company has a $5.0 million facility with an asset based lender, which is fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at September 26, 1999 was approximately $1,406,000. As at September 26, 1999 all amounts owing under this facility is classified as current.

        The indebtedness represented by certain credit facilities and those leases which are treated as capital leases is classified as current on the Company's balance sheet due to certain credit defaults thereunder (see Note 2 above).

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

                                            Three Months Ended           Six Months Ended
                                           ---------------------       ---------------------
                                           Sept 26,      Sept 27       Sept 26,      Sept 27
                                             1999          1998          1999         1998
                                           -------       -------       -------       -------
Net loss                                   $(2,185)      $(3,282)      $(3,083)      $(6,617)

Shares used in per share computation:
  Weighted Average Shares Outstanding        3,367         2,828         3,364         2,828

Basic and diluted loss per share           $ (0.65)      $ (1.16)      $ (0.92)      $ (2.34)
                                           =======       =======       =======       =======


        Options to purchase 179,088 and 265,106 shares of common stock were outstanding at September 26, 1999, and September 27, 1998 respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation, and therefore, to do so would have been antidilutive.

6.      Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company is not expected to be significant.

7.      Subsequent Event

        In October 1999, the Company entered into a stock purchase agreement (the agreement) under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices is purchasing an aggregate of 16.7% of the Company's common stock outstanding after issuance for consideration of $2,050,000. The transaction is planned to close in 5 stages during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 is subject to the Company's compliance with certain terms and conditions. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also placing orders with the Company for wafer fabrication. The Company and Teamasia are continuing discussions regarding a further equity investment by Teamasia in the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

Results of Operations - Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999

Net revenues for the second quarter of fiscal 2000 were $7.7 million compared to $6.7 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's products by customers. Revenues in the immediate prior quarter were $10.6 million.

Cost of revenues in the second quarter of fiscal 2000 was $7.3 million, representing 95% of net revenues for that period compared to $6.2 million, representing 92% of net revenues for the same quarter in the prior fiscal year. Cost of revenues in the second quarter includes a write off of inventory totaling $650,000 and property taxes paid due to an audit of previous years.

Research and development expenses were $1.2 million (16% of revenue) in the second quarter of fiscal 2000 compared to $2.2 million (32% of revenue) in the corresponding quarter of the prior fiscal year. The research and development expenses are lower due to the engineering resources being focused on third party consulting projects instead of internal research and development. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, general and administrative expenses were $1.1 million (14% of net revenues) in the second quarter of fiscal 2000 down from $1.4 million (20% of net revenues) in the same quarter of the prior year. The decrease was primarily due to a reduction in expenses in marketing and sales administration and a decrease in commissions.

Net interest expense was $274,000 for the second quarter of fiscal 2000, compared to $270,000 for fiscal 1999. The increase is due to a decrease in interest income (which offsets interest expense) as a result of lower cash balances.

Net loss for the second quarter of fiscal 2000 was $2.2 million compared to a net loss of $3.3 million for the same period of the prior year. This resulted in net loss of $.65 per share for the second quarter of fiscal 2000 compared to $1.16 loss per share in the same period of the prior year.

Results of Operations - First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999.

Net revenues for the six-month period ended September 26, 1999 were $18.3 million, up 37% compared to net revenues of $13.3 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's products by customers.

Cost of revenues in the six-month period ended September 26, 1999 was $15.4 million, representing 84% of net revenues compared to 91% of net revenues in the corresponding period of the prior fiscal year. Cost of revenues as a percentage of revenues in fiscal 2000 are lower as a result of higher utilization of the Company's manufacturing facility due to the increased demand noted above.

Research and development expenses were $2.8 million (15% of net revenues) for the six-month period ended September 26, 1999 compared to $4.5 million (34% of net revenue) in the comparable period of fiscal 1999. The decline is due to the engineering resources being focused on third party consulting projects instead of internal research and development. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, general and administrative expenses were $2.6 million (14% of net revenues) for the six-month period ended September 26, 1999 compared to $2.8 million (21% of net revenues) in the corresponding period of the prior year. The decrease in absolute dollars was primarily due to lower commission expenses.

Net interest expense was $610,000 for the six-month period ended September 26, 1999 compared to $489,000 for the corresponding period of the prior fiscal year. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the six-month period ended September 26, 1999 was $3.1 million compared to a net loss of $6.6 million for the same period of the prior fiscal year. This resulted in net loss of $.92 per share for the six-month period ended September 26, 1999 compared to $2.34 loss per share in the same period of the prior fiscal year.

Liquidity and Capital Resources

At September 26, 1999, the Company had cash and cash equivalents of approximately $798,000. The Company's cash balance has decreased over each of the last several quarters. On April 30, 1999, the Company entered into a $9.5 million financing facility with The CIT Group. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million based on accounts receivable and inventory balances. As a result of the Company not making scheduled payments during the second quarter on other credit facilities and certain capital leases the Company may not be able to draw on unused amounts under this facility.

During the six month period ended September 26, 1999, the Company's net cash provided by operations was $2.2 million compared to net cash used for operating activities of $5.5 million in the six month period ended September 27, 1999. The net cash provided by operating activities for the six month period ended September 26, 1999 consisted of a net decrease in operating assets and liabilities of $3.5 million partially offset by the net loss for the six month period of $3.1 million. The net cash used for operating activities for the six month period ended September 27, 1998 consisted primarily of the net loss of $6.6 million and an increase in net operating assets and liabilities of $509,000. For the six month period ended September 26, 1999, non-cash adjustments consisted of depreciation and amortization expense of $1.8 million compared to $2.6 million for the six month period ended September 27, 1998.

Our investing activities used cash of $183,000 for the six month period ended September 26, 1999 compared to the use of $855,000 for the six month period ended September 27, 1998. The decrease is due to tight capital expenditure controls in place in order to conserve cash.

Our financing activities used cash of approximately $2.9 million during the six month period ended September 26, 1999. Proceeds from a new credit facility and equipment note payable totaled $4.3 million offset by payments of $7.2 million relating to a replaced credit facility, repayment of the amounts initially drawn down on the new credit facility as a result of a reduced borrowing base, payments on notes payable and payments of principal under capital lease obligations. For the six months ended September 27, 1998 financing activities used cash of approximately $2.9 million. Payments of principal under capital lease obligations and payments on notes payable declined from $2.9 million for the six month period ended September 27, 1998 to $1.5 million for the six month period ended September 26, 1999 as a result of not making scheduled payments in August and September 1999.

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could find itself unable to meet its obligations. In addition, the Company's cash balance has decreased over each of the last several quarters. If the Company continues to report operating losses and negative cash flow it will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available at reasonable rates, if at all.

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on September 26, 1999 the Company had low cash balances. The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. In September 1999, the Company took steps to materially reduce its ongoing payroll expenses. The Company has entered into an equity investment agreement with Teamasia for $2,050,000 and is continuing discussions regarding a further equity investment by Teamasia in the Company. Teamasia is also placing orders with the Company for wafer fabrication.

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

Dependence on Foundry Business. In the near term the Company's success depends on its ability to attract additional business from new and existing customers for its analog and high-voltage wafer fabrication services. During periods of low demand, high fixed wafer fabrication costs have historically had a material adverse effect on the Company's results of operations. For example, during the last three-quarters of fiscal 1997, all of fiscal 1998, the first half of fiscal 1999 and the second quarter of fiscal 2000 the Company's operating results were adversely affected by the low utilization of the Company's manufacturing facility.

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

The Company's Y2K program is divided into four sections - (1) IMP Manufactured Products, (2) Internal Information Technology (IT) Systems, (3) Manufacturing Systems and Equipment, and (4) Third Party Suppliers and Customers. The Y2K program is divided into three phases (i) inventorying potential Year 2000 items,
(ii) assessing the Year 2000 compliance of items determined to be material to the Company; and (iii) repairing or replacing such material items. The Company has substantially completed the first two phases of work required to achieve Year 2000 compliance requirement and in Phase Three it has repaired or replaced the majority of items on its inventory. It believes that substantially all of the issues that it identifies will be resolved by the end of 1999. Some items that cannot be tested appropriately may require additional work after that time.

Through September 26, 1999, the Company has incurred less than $200,000.00 in expenses associated with making its systems and equipment Year 2000 compliant. Based on the preliminary results of the assessment and the modifications completed to date, the Company believes that the total cost for year 2000 compliance will not exceed $500,000. However, there can be no assurance that any such assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any required updates or corrections will work as anticipated in the year 2000.

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

Internal Information Technology (IT) System. With respect to its internal IT computer systems, the Company is now in Phase Three of the Y2K program. It has evaluated and has replaced or has tested operating systems for the critical computers used for its management information systems. Many applications programs have been modified and the majority of such programs are expected to be modified as requred by the end of 1999. The Company is also in Phase Three for its non-IT systems, such as personal computers. Where necessary the Company plans to upgrade or replace critical non-compliant systems by the end of 1999.

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

Item 3. Defaults by the Company on its Senior Securities

        The Company has failed to make its scheduled payments due during the months of August, September, and October 1999 under its credit facilities and certain of its equipment leases, for a total aggregate amount of $1,035,654 (See
Note 2 to Condensed Financial Statements).

Item 6. Reports on Form 8-K.

        NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED SEPTEMBER 26, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             IMP, Inc.
             ---------
             Registrant


                       /s/ ZVI GRINFAS
-----------------      ---------------------------------
November 10, 1999      Zvi Grinfas
                       President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------
  27.1               Financial Data Schedule