Form 10-K405/A
period 1999-03-28
IMP INC
filed 2000-01-10
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             FORM 10-K/A Amendment 2

    (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 28, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to ________________

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 23, 1999 was approximately $9,681,287 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq Smallcap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On June 23, 1999, approximately 3,367,404 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Information contained in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999 has been incorporated by reference in Part III of this form 10-K/A.

                                     PART I

ITEM 1. BUSINESS.

        This Annual Report on Form 10-K/A, and the documents incorporated herein by reference, contains forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

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

Risks and uncertainties that could cause actual results to differ materially include those set forth throughout this Form 10-K/A and in the documents incorporated herein by reference. Particular attention should be paid to the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

IMP5241   LVD Multimode SCSI Terminator. Active-Low disconnect

IMP5242   LVD Multimode SCSI Terminator. Active-High disconnect

New CMOS & BiCMOS Analog Processes

IMP C0810 ____________ CMOS with high-resistance polysilicon for analog

IMP C1026 ____________ BiCMOS with Schottky diode & low TC P-type poly resistors

IMP C1027 ____________ BiCMOS with low temperature-coefficient P-type poly resistors

IMP C1028 ____________ BiCMOS with 20 volt P-channel transistors

IMP C1029 ____________ BiCMOS Schottky diode & high-R P-type poly

IMP C1229 ____________ CMOS high-voltage with double metal, double-poly

IMP C1230 ____________ BiCMOS with low TCR P-type poly for analog

IMP C1231 ____________ BiCMOS high-voltage with double metal, double poly

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

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of June 1, 1999 with their respective ages and positions were:

        NAME                                   AGE                     POSITION
        ----                                   ---                     --------
        James Phillips Ferguson.............   68    President, Chief Executive Officer and Director
        George Rassam.......................   52    Vice President Finance, Administration, Chief Financial
                                                     Officer and Secretary
        Barry Wiley.........................   62    Vice President, Sales and Application Engineering
        Tarsaim Batra.......................   64    Vice President, Manufacturing
        Moiz B. Khambaty....................   65    Vice President, Technology
        Jerry DaBell........................   53    Senior Vice President, Design Engineering
        Ron Laugesen........................   60    Vice President, Product Engineering

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

                                  FISCAL YEAR END                    FISCAL YEAR END
                                   MARCH 28, 1999                     MARCH 29, 1998
                             -------------------------           -------------------------
                              HIGH               LOW              HIGH               LOW
                             -------            ------           -------           -------
First Quarter                $ 15.31            $ 9.06           $ 21.88           $ 15.94
Second Quarter               $  9.37            $ 3.12           $ 19.06           $ 13.75
Third Quarter                $  6.56            $ 1.88           $ 17.50           $  6.25
Fourth Quarter               $  7.81            $ 3.12           $ 15.31           $  6.88

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                               FISCAL YEAR ENDED(1)
                                                     -------------------------------------------------------------------
                                                     MARCH 28,      MARCH 29,      MARCH 30,      MARCH 31,     MARCH 26,
                                                       1999           1998           1997           1996          1995
                                                     --------       --------       --------       --------      --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
Data:
  Net revenues                                       $ 33,391       $ 40,420       $ 64,891       $ 76,827      $ 59,750
  Net income (loss)(2)                                 (7,919)        (3,799)       (12,367)         5,469           790
Basic net income (loss)
    per share(3)                                        (2.73)         (1.35)         (4.39)          1.96           .30
Diluted net income
    (loss) per share(3)                                 (2.73)         (1.35)         (4.39)          1.96           .30
Balance Sheet Data:
  Total assets                                         25,961         31,949         37,271         50,733        41,301
Long term obligations excluding current portion         2,942          6,173          9,074          8,979         4,799
Stockholders' equity                                 $  4,985       $ 10,598       $ 14,301       $ 25,445      $ 18,463

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

During the second quarter of fiscal year 2000, the Company was unable to meets its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 due to a cross default clause in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,853,000 and capital lease obligations with an aggregate balance of $3,999,000 as at March 28, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $1,185,000 as at March 28, 1999. As of December 26, 1999, the lessor has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, as of December 26, 1999, the Company remains in default of the revolving credit facility entered into subsequent to March 28, 1999 and capital lease obligations with an aggregate total balance of $1,529,000 as at March 28, 1999 due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility which could significantly and adversely impact the Company ability to continue as a going concern.

As evidenced by the instances of non-payment of certain obligations discussed previously, the Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. In addition, our cash balance has decreased over each of the last several quarters. As of March 28, 1999 we had cash and cash equivalents of approximately $1.6 million. If we continue to report operating losses and negative cash flow we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all. Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facilities will be adequate to satisfy its anticipated working capital and capital equipment requirements through March 26, 2000.

If the Company is unable to successfully complete its remaining negotiations with its creditors to reschedule the payment terms on its capital lease obligation, or if the creditors of the remaining obligations in default under cross default clauses exercise their rights to accelerate the payment terms, this could significantly and adversely impact the Company's ability to continue as a going concern.

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 was subject to the Company's compliance with certain terms and conditions. The Company met such terms and conditions and has received all of the $2,050,000. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia will make an additional equity investment in the Company. After the closing of the Phase Two Stock Purchase Agreement, Teamasia will have purchased an aggregate total of approximately 5.5 million shares, bringing their total equity ownership in the Company to approximately 61.9%. The Phase Two Stock Purchase Agreement will be subject to approval by the shareholders of the Company at a meeting which will also be the Company's annual meeting and will be held during the first quarter of calendar 2000. If approved by the Company's shareholders, the transaction contemplated by the Phase Two Stock Purchase Agreement is expected to close shortly thereafter. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia is required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requests. In order for the Phase Two Stock Purchase Agreement to be approved, the Company must receive approval of the Phase Two Stock Purchase Agreement from its shareholders and all other required governmental approvals and must make certain amendments to its Articles of Incorporation. Such loan, if made, shall be repaid at the closing of the Phase Two Stock Purchase Agreement. During the period between the approval date and the date of the closing of the Phase Two Stock Purchase Agreement, if the Company so requests, Teamasia is required to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms. Such amount shall be repaid at the closing of the Phase Two Stock Purchase Agreement.

If the shareholders of the Company do not approve this transaction with Teamasia or the transaction does not close for some other reason, the Company's liquidity could be adversely affected.

FACTORS AFFECTING FUTURE RESULTS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

There May be a Near-term Need for A Cash Infusion into the Company

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

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

Effective January 13, 1999, we effected a one-for-ten reverse stock split, thus addressing the minimum trading price per share requirement. On February 16, 1999 we filed a proforma balance sheet dated as of December 31, 1998 incorporating the effect of a February 1999 Private Placement showing net tangible assets of $6.1 million. We did not satisfy the final criterion of net tangible assets of $6.5 million by March 31, 1999. As a result, on April 7, 1999 our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX." On November 19, 1999, Nasdaq informed the Company that, based on the net tangible assets of the Company as of the end of the quarter ended September, 1999, the Company no longer met the $2,000,000 net tangible assets requirement for continued listing on the Nasdaq SmallCap Market, and requested a response from the Company. The Company provided Nasdaq with financial statements indicating that as of the end of November, 1999 the Company's net tangible assets had increased to $2,990,000. Management believes that the Company is now in compliance with Nasdaq's net tangible assets requirement for continued listing on the Nasdaq SmallCap Market, and management has no reason to believe that the Company would be unable to meet any of the criteria for continued listing on the Nasdaq SmallCap Market into the reasonably foreseeable future. Because of the low volume of trading on the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. In addition, if our common stock trading price remains below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

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

                                                                                                              PAGE
                                                                                                              ----
Financial statements:

Report of Independent Accountants......................................................................        22
Balance sheets as of March 28, 1999 and March 29, 1998.................................................        23
Statements of operations for each of the three years in the period ended March 28, 1999................        25
Statement of stockholders' equity for each of the three years in the period March 28, 1999.............        26
Statements of cash flows for each of the three years in the period ended March 28, 1999................        27
Notes to financial statements..........................................................................        29

Financial statement schedule for each of the three years in the period ended March 28, 1999:

Report of Independent Accountants on Financial Statement Schedule......................................        41
II - Valuation and Qualifying Accounts.................................................................        42

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has failed to make the scheduled payments due under certain of its notes payable and capital lease obligations due to ongoing liquidity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 12, 1999, except for Note 10 which is as of December 31, 1999

                                    IMP, Inc.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                  MARCH 28,      MARCH 29,
                                                                    1999           1998
                                                                  --------       --------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  1,606       $ 11,819
  Accounts receivable, net of allowances
     for doubtful accounts  and returns of $2,529 and $2,715         9,191          5,357
  Inventories                                                        6,076          3,064
  Other current assets                                                 693            950
                                                                  --------       --------
     Total current assets                                           17,566         21,190
                                                                  --------       --------
Leasehold improvements and machinery and equipment:
  Leasehold improvements                                             9,072          7,883
  Machinery and equipment                                           82,299         81,048
                                                                  --------       --------
                                                                    91,371         88,931
  Less accumulated depreciation and amortization                   (83,470)       (78,547)
                                                                  --------       --------
  Net leasehold improvements and
     machinery and equipment                                         7,901         10,384
                                                                  --------       --------
Deposits and other long term assets                                    494            375
                                                                  --------       --------
                                                                  $ 25,961       $ 31,949
                                                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                      (In thousands, except per share data)

                                                      MARCH 28,      MARCH 29,
                                                        1999           1998
                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt                             $  5,212       $  3,348
  Current portion of capital lease obligations           3,216          3,582
  Trade accounts payable                                 6,756          6,018
  Accrued payroll and related expenses                   1,322          1,954
  Other current liabilities                              1,528            276
                                                      --------       --------
     Total current liabilities                          18,034         15,178
                                                      --------       --------
  Long term portion of debt                                594          1,669
                                                      --------       --------
  Long term portion of capital lease obligations         2,348          4,504
                                                      --------       --------

Commitments & contingencies (Note 5 and 8)

Stockholders' equity:
  Convertible preferred stock, $0.001 par
     value; 5,000 shares authorized; no shares
     issued and outstanding                                 --             --
  Common stock, $0.01 par value; 50,000
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

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                     FISCAL YEAR ENDED
                                           --------------------------------------
                                           MARCH 28,      MARCH 29,      MARCH 30,
                                             1999           1998           1997
                                           --------       --------       --------
Net revenues                               $ 33,391       $ 40,420       $ 64,891
Cost of revenues                             25,886         29,194         53,889
                                           --------       --------       --------
Gross profit                                  7,505         11,226         11,002
                                           --------       --------       --------
Operating expenses:
  Research and development                    9,141          8,959         10,286
  Selling, general and administrative         5,243          5,142         10,000
  Restructuring charges                          --             --          1,862
                                           --------       --------       --------
Total operating expenses                     14,384         14,101         22,148
                                           --------       --------       --------
Loss from operations                         (6,879)        (2,875)       (11,146)
Interest and other expense, net              (1,040)          (924)        (1,221)
                                           --------       --------       --------
Net loss                                   $ (7,919)      $ (3,799)      $(12,367)
                                           ========       ========       ========

Net loss per common share:

    Basic and diluted                      $  (2.73)      $  (1.35)      $  (4.39)
                                           ========       ========       ========

Shares used in per share computation:
    Basic and diluted                         2,901          2,823          2,815
                                           ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                         COMMON STOCK        ADDITIONAL                                 TOTAL
                                                    ---------------------     PAID IN     ACCUMULATED    TREASURY    STOCKHOLDERS'
                                                     SHARES       AMOUNT      CAPITAL       DEFICIT       STOCK         EQUITY
                                                    --------     --------    ----------   -----------    --------    -------------
Balance, March 31, 1996                                2,913           29       69,052      (39,739)       (3,897)       25,445

Issuance of common stock under incentive stock
option plan                                              110            1        1,222           --            --         1,223

Issuance of shares in conjunction with warrants
exercised                                                  5           --           --           --            --            --

Net loss                                                  --           --           --      (12,367)           --       (12,367)
                                                    --------     --------     --------     --------      --------      --------
Balance, March 30, 1997                                3,028           30       70,274      (52,106)       (3,897)       14,301

Issuance of common stock under incentive
stock option plan and employee stock purchase
plan                                                       6           --           96           --            --            96

Net loss                                                  --           --           --       (3,799)           --        (3,799)
                                                    --------     --------     --------     --------      --------      --------
Balance, March 29, 1998                                3,034           30       70,370      (55,905)       (3,897)       10,598

Issuance of common stock under incentive stock
option plan and employee stock purchase plan               8           --           53           --            --            53

Issuance of common stock and warrants in
conjunction with equity financing                        527            5        2,248           --            --         2,253

Net loss                                                  --           --           --       (7,919)           --        (7,919)
                                                    --------     --------     --------     --------      --------      --------
Balance, March 28, 1999                                3,569     $     35     $ 72,671     $(63,824)     $ (3,897)     $  4,985
                                                    ========     ========     ========     ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        MARCH 28,     MARCH 29,     MARCH 30,
                                                          1999          1998          1997
                                                        --------      --------      --------
Cash flows from operating activities:
  Net loss                                              $ (7,919)     $ (3,799)     $(12,367)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                            4,923         6,262         7,789
  Increase (decrease) from changes in:
  Accounts receivable                                     (3,834)          755         7,546
  Inventories                                             (3,012)          242         6,996
  Other current assets                                       257          (191)         (268)
  Long term assets                                          (119)         (300)           --
  Trade accounts payable                                     738         1,907        (2,064)
  Accrued payroll and related expenses                      (632)          391          (577)
  Other current liabilities                                1,252          (474)       (1,271)
                                                        --------      --------      --------
Net cash provided by (used in) operating activities       (8,346)        4,793         5,784
                                                        --------      --------      --------

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                                 (In thousands)

                                                                           FISCAL YEAR ENDED
                                                                ---------------------------------------
                                                                MARCH 28,      MARCH 29,      MARCH 30,
                                                                  1999           1998           1997
                                                                ---------      ---------      ---------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of capital equipment                           (1,830)          (688)        (1,893)
                                                                --------       --------       --------
Cash flows from financing activities:
 Principal proceeds from credit facility                           3,953             --             --
 Principal payments on equipment notes payable                    (3,164)        (1,740)        (4,383)
  Principal payments under capital lease obligations              (3,132)        (3,948)        (4,032)
  Proceeds from long term financing agreement                         --             --          7,569
  Proceeds from issuance of common stock                           2,253             --             --
Proceeds from exercise of options to purchase common stock            53             96          1,223
                                                                --------       --------       --------
Net cash provided by (used for) financing activities                 (37)        (5,592)           377
                                                                --------       --------       --------
Net increase (decrease) in cash and cash equivalents             (10,213)        (1,487)         4,268
Cash and cash equivalents at beginning of period                  11,819         13,306          9,038
                                                                --------       --------       --------
Cash and cash equivalents at end of period                      $  1,606       $ 11,819       $ 13,306
                                                                ========       ========       ========
Supplemental information:
  Cash paid during the year for interest                        $  1,205       $  1,504       $  1,521
                                                                ========       ========       ========
Acquisition of equipment under capital lease obligations        $    610       $  2,245       $  2,440
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

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

                                        MARCH 28,   MARCH 29,
                                          1999        1998
                                        ---------   ---------
                                           (IN THOUSANDS)
                    Raw materials        $1,103      $1,111
                    Work-in-process       4,120       1,650
                    Finished goods          853         303
                                         ------      ------
                                         $6,076      $3,064
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

Options to purchase 262,000, 234,000 and 122,000 shares of common stock were outstanding at March 28 1999, March 29, 1998 and March 30, 1997, respectively, but were not included in the computation of diluted net loss per share as the Company was in a loss situation and to do so would have been anti-dilutive.

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

During fiscal 1999, 1998, and 1997, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:

                                         1999        1998         1997
                                        ------      ------       ------
                                                (IN THOUSANDS)
         Iomega                            *          22%          39%
         International Rectifier          29%         14%          15%
         Level One                         *          11%           *
         CMS                               *          11%           *
         Linfinity                        16%         10%           *
         Rockwell                          *           *           10%

* less than 10% of net revenues

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

Note 3 - Debt

Notes payable consist of the following:

                                                MARCH 28,     MARCH 29,
                                                  1999          1998
                                                ---------     ---------
                                                    (IN THOUSANDS)
         Credit facility                         $ 3,953             0
         Bank equipment term loan                      0       $ 2,064
         Equipment notes payable                   1,853         2,953
                                                 -------       -------
         Total notes payable                       5,806         5,017
         Less current portion                     (5,212)       (3,348)
                                                 -------       -------
         Long term portion of notes payable      $   594       $ 1,669
                                                 =======       =======

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

Maturities of loans and notes payable - The aggregate maturities of notes payable at March 28, 1999 are as follows (in thousands):

Fiscal year ending March 28, 1999:

                         2000             $5,212
                         2001                594
                                          ------
                        Total             $5,806
                                          ======

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

Summary of option activity - The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 28, 1999, March 29, 1998, and March 30, 1997, (in thousands, except per share amounts):

                                      1999                     1998                     1997
                              --------------------     --------------------     --------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE                  AVERAGE
                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                              ------      --------     ------      --------     ------      --------
Options outstanding              234       $13.00         123        29.60         189       $20.10
Options granted                   58         5.16         356        13.10          62        35.00
Options canceled                 (30)       15.46        (244)       21.50         (18)       59.60
Options exercised                  0           --          (1)       12.50        (110)       10.90
                              ------       ------      ------       ------      ------       ------
Options outstanding
   at end of fiscal year         262       $10.97         234       $13.00         123       $29.60
                              ======       ======      ======       ======      ======       ======
Options exercisable
   at end of fiscal year         113       $13.09          53        15.50          23       $36.00
                              ======       ======      ======       ======      ======       ======

At March 28, 1999, 20,000 shares were available for grant.

Option groups outstanding at March 28, 1999 and related weighted average exercise price and remaining contractual life information are as follows:

    OPTION WITH                OUTSTANDING                   EXERCISABLE          REMAINING
  EXERCISE PRICES       -------------------------     ------------------------      LIFE
   RANGING FROM:          SHARES          PRICE         SHARES         PRICE       (YEARS)
------------------      ----------      ---------     ----------     ---------   -----------
    $2.20 -$5.00            55          $  4.93            1           5.00            9
     6.60 -11.30             5             8.66            3           8.44            7
    11.60 -14.40           193            11.91          101          11.90            9
    15.00 -59.40             9            29.45            8          29.83            5
                           ---          -------          ---          -----            -
                           262          $ 10.97          113          13.09            9
                           ===          =======          ===          =====            =

Fair value of stock options and employee purchase rights

The fair value of options granted in fiscal 1999, 1998 and 1997 was estimated using the Black-Scholes model with the following assumptions:

                                     STOCK OPTION PLAN                 EMPLOYEE STOCK PURCHASE PLAN
                              --------------------------------       --------------------------------
                               1999         1998         1997         1999         1998         1997
                              ------       ------       ------       ------       ------       ------
Expected life (in years)           6            4            4           .5           .5         --
Risk-free interest rate         5.35%         6.2%         6.0%         4.5%         5.4%        --
Volatility                       135%          85%          82%         135%          75%        --
Dividend yield                     0%           0%           0%           0%           0%        --

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

                                                  1999           1998           1997
                                                --------       --------       --------
Pro forma net loss                              $ (8,706)      $ (4,494)      $(12,800)
Pro forma basic and diluted loss per share      $  (3.00)      $  (1.59)      $  (4.55)

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

                                                    MARCH 28,      MARCH 29,
                                                      1999           1998
                                                    --------       --------
Net operating loss carryforwards, tax-effected      $ 22,014       $ 19,309
Currently non-deductible expenses                      5,101          6,111
Investment and R&D tax credit                          2,669          3,005
Other                                                    506            178
                                                    --------       --------
Total                                                 30,290         28,603
Valuation allowance                                  (30,290)       (28,603)
                                                    --------       --------
Net deferred tax asset                              $     --       $     --
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

Note 7 - Geographic information

The Company is engaged in the design, development, manufacture and marketing of integrated circuits. Revenue has been allocated to countries on the basis of the location in which billings were mailed. Revenue allocated to countries for 1999, 1998 and 1997 are as follows (in millions, except the percentage):

                          MARCH 28, 1999           MARCH 29, 1998           MARCH 28, 1997
                       --------------------     --------------------     --------------------
                       AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE
                       ------    ----------     ------    ----------     ------    ----------
United States          $ 29.4          88%      $ 27.8          69%      $ 42.0          65%
Asia                      2.1           6%        11.8          29%        21.4          33%
Rest of the World         1.9           6%         0.9           2%         1.5           2%

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

                                                    CAPITAL      OPERATING
FISCAL YEAR ENDING MARCH                            LEASES        LEASES
------------------------                            -------      ---------
2000                                                $ 3,767       $ 1,117
2001                                                  1,633           139
2002                                                    888           139
2003                                                     --           127
                                                    -------       -------
Total minimum payments                                6,288       $ 1,522
                                                    =======       =======
Less imputed interest                                  (724)
                                                    -------
Present value of payments under capital leases        5,564
Less current portion                                 (3,216)
                                                    -------
Long-term lease obligations                         $ 2,348
                                                    =======

Note 9 - Subsequent event, revolving credit facility

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

Note 10 - Subsequent event, non-payment of liabilities and Team Asia investments

During the months of August, September, and October 1999, the Company failed to make the scheduled payments due under its equipment notes payable (see Note 3) and substantially all of its capital lease obligations (see Note 8). These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into on April 30, 1999 (see
Note 9) due to a cross default clause in the revolving credit facility agreement.

The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,853,000 and capital lease obligations amounting to $3,999,000 as at March 28, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $1,185,000 as at March 28, 1999. As of December 26, 1999, the lessor has not required acceleration of such capital lease obligation and management intends to continue to pursue renegotiated payment terms. As such, as of December 26, 1999 the Company remains in default of the revolving credit facility entered into subsequent to March 28, 1999 and capital lease obligations with an aggregate balance of $1,529,000 as at March 28, 1999 due to cross default clauses in these agreements.

If the Company is unable to successfully complete its remaining negotiations with its creditors to reschedule the payment terms on its capital lease obligation, or if the creditors of the remaining obligations in default under cross default clauses exercise their rights to accelerate the payment terms, this could significantly and adversely impact the Company's ability to continue as a going concern.

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 was subject to the Company's compliance with certain terms and conditions. The Company met such terms and conditions and has received all of the $2,050,000. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia will make an additional equity investment in the Company. After the closing of the Phase Two Stock Purchase Agreement, Teamasia will have purchased an aggregate total of approximately 5.5 million shares, bringing their total equity ownership in the Company to approximately 61.9%. The Phase Two Stock Purchase Agreement will be subject to approval by the shareholders of the Company at a meeting which will also be the Company's annual meeting and will be held during the first quarter of calendar 2000. If approved by the Company's shareholders, the transaction contemplated by the Phase Two Stock Purchase Agreement is expected to close shortly thereafter. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia is required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requests. In order for the Phase Two Stock Purchase Agreement to be approved, the Company must receive approval of the Phase Two Stock Purchase Agreement from its shareholders and all other required governmental approvals and must make certain amendments to its Articles of Incorporation. Such loan, if made, shall be repaid at the closing of the Phase Two Stock Purchase Agreement. During the period between the approval date and the date of the closing of the Phase Two Stock Purchase Agreement, if the Company so requests, Teamasia is required to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms. Such amount shall be repaid at the closing of the Phase Two Stock Purchase Agreement.

If the shareholders of the Company do not approve this transaction with Teamasia or the transaction does not close for some other reason, the Company's liquidity could be adversely affected.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

(1) Identification of Directors:

Incorporated by reference from the section entitled "Identification of Directors" filed in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999.

(2)  Identification of Executive Officers:

See Part 1, Item 4, "Executive Officers of the Company"

(3) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Information" in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section entitled "Executive Compensation" filed in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section entitled "Share Ownership" filed in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section entitled "Share Ownership" filed in the Registrant's Amended Annual Report on Form 10-K405/A for the year ended March 29, 1999 filed with the Securities and Exchange Commission on July 26, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.    Financial Statements

    The following financial statements are included in Item 8 of this Annual Report on Form 10-K/A:

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

    (a)  3.    Listing of Exhibits


      EXHIBIT
      NUMBER                               DESCRIPTION
      ------                               -----------
      3.1(5)         Restated Certificate of Incorporation.
      3.2(1)         Bylaws.
      3.3(8)         Certificate of Amendment to Restated Certificate of
                     Incorporation.
     10.21(1)        Real Property Lease Agreement dated as of August 26, 1981
                     between the Company and Orchard Investment Company No. 701.
     10.22(1)        Real Property Lease Agreement dated as of July 6, 1983
                     between the Company and Orchard Investment Company No. 701.
     10.23(1)        Real Property Lease Agreement dated as of August 1, 1984
                     between the Company and Orchard Investment Company No. 701.
     10.29(1)        Form of Indemnification Agreement executed by the Company
                     and its officers and directors.
     10.40(2)+       Letter Agreement dated October 19, 1987 between the Company and George Rassam.
     10.47(6)        Technology Agreement between the Company and IMP Europe
                     Limited.
     10.48(6)        Supply Agreement between the Company and IMP Europe
                     Limited.
     10.49(6)        Agreement for the sale and purchase of all the A Ordinary
                     Shares in IMP Europe Limited dated as of July 3, 1990,
                     between the Company and Dialogue Semiconductor Limited.
     10.50(7)*       License Agreement dated as of September 12, 1991, between
                     the Company and Asahi Chemical Industry Co., Ltd.
     10.51(7)*       Distributorship Agreement dated as of December 1, 1991 by
                     and between the Company and Asahi Chemical Industry Co.,
                     Ltd.
     10.53(7)*       Heads of Agreement dated as of March 27, 1992, between the
                     Company and South African Micro-Electronic Systems Pty
                     Limited.
     10.54(8)        First Amendment dated March 11, 1994 to Real Property Lease
                     Agreement dated August 26, 1981 between the Company and
                     Orchard Investments Company No. 701.

      EXHIBIT
      NUMBER                               DESCRIPTION
      ------                               -----------
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 7th day of January, 2000.

                                             IMP, INC.

                                             By: /s/ ZVI GRINFAS
                                                 -------------------------------
                                                 Zvi Grinfas
                                                 President and CEO

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Zvi Grinfas or Tarsaim Batra, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/      ZVI GRINFAS                   President and
---------------------------------      Chief Executive Officer     January 7, 2000
         Zvi Grinfas


/s/      Alicia Fahlbusch              Controller                  January 7, 2000
---------------------------------


/s/      Zvi Grinfas                   Director                    January 7, 2000
---------------------------------
Zvi Grinfas


/s/      Peter D. Olson                Director                    January 7, 2000
---------------------------------
Peter D. Olson


/s/      Bernard V. Vonderschmitt      Director                    January 7, 2000
---------------------------------
Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of IMP, Inc.

Our audits of the financial statements referred to in our report dated June 12, 1999, except for Note 10 which is as of December 31, 1999, appearing in this Annual Report on Form 10-K/A also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 12, 1999

                                   SCHEDULE II

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)

                              BALANCE AT THE    CHARGED TO                       BALANCE AT
                               BEGINNING OF      COSTS AND       DEDUCTIONS      THE END OF
                                THE PERIOD       EXPENSES*       WRITE-OFFS        PERIOD
                              --------------    ----------       ----------      ----------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 30, 1997        $    655        $  3,388         $  2,002        $  2,041
Year ended March 29, 1998        $  2,041        $    674         $      0        $  2,715
Year ended March 28, 1999        $  2,715        $   (186)        $      0        $  2,529

* Includes amounts charged directly to revenues

                                          EXHIBIT INDEX

      EXHIBIT
      NUMBER                               DESCRIPTION
      ------                               -----------
      3.1(5)         Restated Certificate of Incorporation.
      3.2(1)         Bylaws.
      3.3(8)         Certificate of Amendment to Restated Certificate of
                     Incorporation.
     10.21(1)        Real Property Lease Agreement dated as of August 26, 1981
                     between the Company and Orchard Investment Company No. 701.
     10.22(1)        Real Property Lease Agreement dated as of July 6, 1983
                     between the Company and Orchard Investment Company No. 701.
     10.23(1)        Real Property Lease Agreement dated as of August 1, 1984
                     between the Company and Orchard Investment Company No. 701.
     10.29(1)        Form of Indemnification Agreement executed by the Company
                     and its officers and directors.
     10.40(2)+       Letter Agreement dated October 19, 1987 between the Company and George Rassam.
     10.47(6)        Technology Agreement between the Company and IMP Europe
                     Limited.
     10.48(6)        Supply Agreement between the Company and IMP Europe
                     Limited.
     10.49(6)        Agreement for the sale and purchase of all the A Ordinary
                     Shares in IMP Europe Limited dated as of July 3, 1990,
                     between the Company and Dialogue Semiconductor Limited.
     10.50(7)*       License Agreement dated as of September 12, 1991, between
                     the Company and Asahi Chemical Industry Co., Ltd.
     10.51(7)*       Distributorship Agreement dated as of December 1, 1991 by
                     and between the Company and Asahi Chemical Industry Co.,
                     Ltd.
     10.53(7)*       Heads of Agreement dated as of March 27, 1992, between the
                     Company and South African Micro-Electronic Systems Pty
                     Limited.
     10.54(8)        First Amendment dated March 11, 1994 to Real Property Lease
                     Agreement dated August 26, 1981 between the Company and
                     Orchard Investments Company No. 701.

      EXHIBIT
      NUMBER                               DESCRIPTION
      ------                               -----------
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