Form 10-Q/A
period 1999-06-27
IMP INC
filed 2000-01-10
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 27, 1999 or

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

                                            Outstanding at
                                            June 27, 1999
                                            --------------
Common Stock, $0.01 par value                 3,367,404

                                    IMP, Inc.
                                   FORM 10-Q/A
                                  FIRST QUARTER

                                      INDEX


Part I:  Financial Information (unaudited)

                                                                       Page
        Condensed Balance Sheet at                                       4
         June 27, 1999 and March 28, 1999

        Condensed Statement of                                           5
         Operations for the three months ended
         June 27, 1999 and June 28, 1998

        Condensed Statement of Cash                                      6
         Flows for the three months ended
         June 27, 1999 and June 28, 1998

        Notes to condensed financial                                     8
         statements

        Management's discussion and analysis of                         13
         financial condition and results of
         operations


Part II:  Other Information

        Item 1, Legal Proceedings                                       25

        Item 6, Reports on Form 8K                                      25

        Signatures                                                      26

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)

ASSETS
                                                             June 27, 1999     March 28, 1999
                                                             -------------     --------------
                                                              (Restated)
Current assets:
  Cash and cash equivalents                                    $    664           $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $272
       and $2,529                                                 7,303              9,191
  Inventories                                                     6,626              6,076
  Deposits and other current assets                                 387                693
                                                               --------           --------
      Total current assets                                       14,980             17,566
Leasehold improvements and equipment                             91,538             91,371
  Accumulated depreciation                                      (84,412)           (83,470)
                                                               --------           --------
  Net leasehold improvements and equipment                        7,126              7,901
Other long term assets                                              456                494
                                                               --------           --------
                                                               $ 22,562           $ 25,961
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                                      $  5,601           $  5,212
  Trade accounts payable                                          4,815              6,756
  Accrued payroll and related expenses                            1,189              1,322
  Other accrued liabilities                                       1,869              1,528
  Current portion of capital lease obligations                    3,457              3,216
                                                               --------           --------
      Total current liabilities                                  16,931             18,034
Long-term portion of debt
    and capital lease obligations                                 1,534              2,942
Stockholders' equity:
  Common stock                                                       35                 35
  Additional paid-in capital                                     72,681             72,671
  Accumulated deficit                                           (64,722)           (63,824)
  Treasury stock at cost                                         (3,897)            (3,897)
                                                               --------           --------
      Total stockholders' equity                                  4,097              4,985
                                                               --------           --------
                                                               $ 22,562           $ 25,961
                                                               ========           ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                   Three Months Ended
                                             -------------------------------
                                             June 27, 1999     June 28, 1998
                                             -------------     -------------
Net revenues                                   $ 10,630           $  6,588
Cost of revenues                                  8,063              5,997
                                               --------           --------
      Gross profit                                2,567                591
Operating expenses:
  Research and development                        1,576              2,318
  Selling, general and administrative             1,553              1,388
                                               --------           --------

Operating loss                                     (562)            (3,115)
Interest:
  Expense                                          (336)              (325)
  Income                                             --                105
                                               --------           --------
      Net interest                                 (336)              (220)
Loss before provision
  for income taxes                                 (898)            (3,335)
Provision for income taxes                           --                 --
                                               --------           --------
Net loss                                       $   (898)          $ (3,335)
                                               ========           ========

Basic and diluted net
  loss per share                               $   (.27)          $  (1.18)
                                               ========           ========

Shares used in computing basic and
  diluted net loss per share                      3,367              2,828
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                    -------------------------------
                                                    June 27, 1999     June 28, 1998
                                                    -------------     -------------
Cash flows from operating activities:
  Net loss                                             $  (898)          $(3,335)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                          942             1,326
    Increase (decrease) from changes in:
         Accounts receivable                             1,888             1,004
         Inventories                                      (550)             (207)
         Deposits and other assets                         344               (62)
         Trade accounts payable                         (1,941)             (573)
         Accrued payroll and related expenses             (133)             (286)
         Other accrued liabilities                         341                81
                                                       -------           -------
  Net cash used for operating activities                    (7)           (2,052)
                                                       -------           -------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                    (149)             (646)
                                                       -------           -------
Cash flows from financing activities:
  Proceeds from credit facility                          2,601                --
  Payments of principal on credit facility              (3,953)               --
  Proceeds from equipment note payable                   1,731                --
  Payments of principal under capital
     lease obligations, net                               (816)           (1,007)
  Payments on notes payable                               (359)             (454)
  Proceeds from issuance of common stock                    10                43
                                                       -------           -------
  Net cash used for financing activities                  (786)           (1,418)

Net decrease in cash and cash
  equivalents                                          (942)            (4,116)
Cash and cash equivalents at beginning of
  the period                                          1,606             11,819
                                                   --------           --------
Cash and cash equivalents at end of the
  period                                           $    664           $  7,703
                                                   ========           ========
Supplemental cash flow disclosures:
  Interest paid                                    $    336           $    220
Supplemental non cash disclosures:
  Equipment acquired under capital lease           $     18           $    100

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

        During the months of August, September, and October 1999, the Company failed to make the scheduled payments due under its equipment notes payable (see Note 4) and substantially all of its capital lease obligations. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into during April 1999 (see Note 4) due to a cross default clause in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,519,000 and capital lease obligations with an aggregate balance of $3,525,000 as at June 27, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $1,076,000 as at June 27, 1999. As of December 26, 1999, the lessor has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, the Company remains in default of the revolving credit facility amounting to $4,307,000 as at June 27, 1999 and capital lease obligations with an aggregate total balance of $1,311,000 as at June 27, 1999 due to cross default clauses in these agreements.

        The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheet because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease). The aggregate balance as at June 27, 1999 of the revolving credit facility and capital lease obligations which continue to be in default as of December 26, 1999 was $6,694,000. The amount reclassified from long-term to current as at June 27, 1999 was $1,998,000. .



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

                                                    Three Months Ended
                                                ---------------------------
                                                 June 27            June 28
                                                   1999               1998
                                                ----------         --------
Net loss                                        $  (898)           $(3,335)
Shares used in per share computation:
  Weighted Average Shares Outstanding             3,367              2,828
Basic and diluted loss per share                $ (0.27)           $ (1.18)
                                                =======            =======


        Options to purchase 261,488 and 221,067 shares of common stock were outstanding at June 27, 1999, and June 28, 1998 respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation, and therefore, to do so would have been antidilutive.

6.      Restatement

        The balance sheet as of June 27, 1999 has been restated to reflect the reclassification of certain long-term debt and capital lease obligations with an aggregate balance of $1,998,000 to current. See Note 2 for discussion.

7.      Recently Issued Accounting Standards

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

8.      Subsequent event

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

Net loss for the first quarter of fiscal 2000 was $898,000 compared to net loss of $3,335,000 for the same period of the prior year. This resulted in net loss of $.27 per share for the first quarter of fiscal 2000 compared to $1.18 loss per share in the same period of the prior year.

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

During the second quarter of fiscal year 2000, the Company was unable to meets its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 due to a cross default clause in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,519,000 and capital lease obligations with an aggregate balance of $3,525,000 as at June 27, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $1,076,000 as at June 27, 1999. As of December 26, 1999, the lessor has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, as of December 26, 1999, the Company remains in default of the revolving credit facility amounting to $4,307,000 as at June 27, 1999 and capital lease obligations with an aggregate total balance of $1,311,000 as at June 27, 1999 due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility which could significantly and adversely impact the Company ability to continue as a going concern.

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly again find itself unable to meet its obligations. In addition, the Company's cash balance has decreased over each of the last several quarters. If the Company continues to report operating losses and negative cash flow it will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available at reasonable rates, if at all.

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

Factors Affecting Future Results.

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on June 27, 1999 the Company had low cash balances and was subsequently unable to meet certain of its obligations. The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

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

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of January, 2000.

IMP, INC.
Registrant


/s/ ZVI GRINFAS
-------------------------------------
Zvi Grinfas
President and Chief Executive Officer

                                 Exhibit Index

Exhibit 27.1 Financial Data Schedule