Form 10-Q
period 1999-12-26
IMP INC
filed 2000-02-18
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 26, 1999

                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________to _________

                         Commission file number 0-15858

                                    IMP, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      94-2722142
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

  2830 North First Street, San Jose, CA                    95134
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (408) 432-9100

             ------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at December 26, 1999:  4,040,544

                                    IMP, Inc.
                                    FORM 10-Q
                                  THIRD QUARTER

                                      INDEX


                                                                            PAGE
Part I: Financial Information (unaudited)

       Condensed Balance Sheet at December 26, 1999 and March 28, 1999        3

       Condensed Statement of Operations for the three months ended
          December 26, 1999 and December 27, 1998                             4

       Condensed Statement of Operations for the nine months ended
          December 26, 1999 and December 27,  1998                            5

       Condensed Statement of Cash Flows for the nine months ended
          December 26, 1999 and December 27, 1998                             6

       Notes to condensed financial statements                                7

       Management's discussion and analysis of financial condition
          and results of operations                                          10

Part II: Other Information

       Item 1. Legal Proceedings                                             18

       Item 3. Defaults by the Company on its Senior Securities              18

       Item 6. Reports on Form 8K                                            18

       Signatures                                                            19

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                     ASSETS

                                                   DEC 26, 1999   MARCH 28, 1999
                                                   ------------   --------------
Current assets:
  Cash and cash equivalents                          $    631       $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $217
     and $2,529                                         6,798          9,191
  Inventories                                           6,027          6,076
  Deposits and other current assets                       384            693
                                                     --------       --------
      Total current assets                             13,840         17,566
Leasehold improvements and equipment                   91,577         91,371
  Accumulated depreciation                            (86,160)       (83,470)
                                                     --------       --------
  Net leasehold improvements and equipment              5,417          7,901
Other long term assets                                    436            494
                                                     --------       --------
                                                     $ 19,693       $ 25,961
                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                            $  6,096       $  5,212
  Trade accounts payable                                2,264          6,756
  Accrued payroll and related expenses                    950          1,322
  Other accrued liabilities                             2,246          1,528
  Current portion of capital lease obligations          3,047          3,216
                                                     --------       --------
      Total current liabilities                        14,603         18,034
Long-term portion of debt
    and capital lease obligations                       1,060          2,942
Stockholders' equity:
  Common stock                                             42             35
  Additional paid-in capital                           74,728         72,671
  Accumulated deficit                                 (66,843)       (63,824)
  Treasury stock at cost                               (3,897)        (3,897)
                                                     --------       --------
      Total stockholders' equity                        4,030          4,985
                                                     --------       --------
                                                     $ 19,693       $ 25,961
                                                     ========       ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                     DEC 26, 1999   DEC 27, 1998
                                                     ------------   ------------
Net revenues                                           $ 8,917        $ 9,755
Cost of revenues                                         6,595          5,901
                                                       -------        -------
      Gross profit                                       2,322          3,854
Operating expenses:
  Research and development                               1,137          2,748
  Selling, general and administrative                      860          1,048
                                                       -------        -------

Operating income                                           325             58
Interest:
  Expense                                                 (261)          (266)
  Income                                                    --             20
                                                       -------        -------
      Net interest                                        (261)          (246)
                                                       -------        -------
Net income (loss)                                      $    64        $  (188)
                                                       =======        =======

Basic and diluted net income (loss) per share          $   .02        $  (.07)
                                                       =======        =======

Shares used in computing basic and
  diluted net income (loss) per share                    3,641          2,833
                                                       =======        =======

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                        NINE MONTHS ENDED
                                                  -----------------------------
                                                  DEC 26, 1999     DEC 27, 1998
                                                  ------------     ------------
Net revenues                                        $ 27,233         $ 23,080
Cost of revenues                                      21,990           18,079
                                                    --------         --------
      Gross profit                                     5,243            5,001
Operating expenses:
  Research and development                             3,912            7,255
  Selling, general and administrative                  3,479            3,817
                                                    --------         --------

Operating loss                                        (2,148)          (6,071)
Interest:
  Expense                                               (871)            (892)
  Income                                                  --              158
                                                    --------         --------
      Net interest                                      (871)            (734)
                                                    --------         --------
Net loss                                            $ (3,019)        $ (6,805)
                                                    ========         ========

Basic and diluted net loss per share                $   (.87)        $  (2.40)
                                                    ========         ========

Shares used in computing basic and
  diluted net loss per share                           3,457            2,830
                                                    ========         ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                               NINE MONTHS ENDED
                                                          ---------------------------
                                                          DEC 26, 1999   DEC 27, 1998
                                                          ------------   ------------
Cash flows from operating activities:
  Net loss                                                  $ (3,019)      $ (6,805)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
    Depreciation and amortization                              2,690          3,805
    Increase (decrease) from changes in:
         Accounts receivable                                   2,393         (2,187)
         Inventories                                              49         (2,455)
         Deposits and other assets                               367           (183)
         Trade accounts payable                               (4,492)         1,019
         Accrued payroll and related expenses                   (372)          (898)
         Other accrued liabilities                               718            340
                                                            --------       --------
  Net cash used for operating activities                      (1,666)        (7,364)
                                                            --------       --------
Cash flows from investing activities:
  Net cash used for investing activities for purchase
    of capital equipment                                        (188)          (955)
                                                            --------       --------
Cash flows from financing activities:
  Proceeds from credit facility                                2,601          2,025
  Payments of principal on credit facility                    (3,276)          (883)
  Proceeds from equipment note payable                         1,731             --
  Payments of principal under capital lease
    obligations, net                                          (1,475)        (2,713)
  Payments on notes payable                                     (766)          (626)
  Proceeds from issuance of common stock                       2,064             53
                                                            --------       --------
  Net cash provided by (used for) financing activities           879         (2,144)

Net decrease in cash and cash equivalents                       (975)       (10,463)
Cash and cash equivalents at beginning of the period           1,606         11,819
                                                            --------       --------
Cash and cash equivalents at end of the period              $    631       $  1,356
                                                            ========       ========
Supplemental cash flow disclosures:
  Interest paid                                             $    871       $    734
Supplemental non cash disclosures:
  Equipment acquired under capital lease                    $     18       $  1,183


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                          NOTES TO CONDENSED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

1. Basis of presentation

   The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended March 28, 1999 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. For financial reporting purposes, the Company reports on a 13 or 14 week quarter and a 52 or 53 week year ending on the Sunday closest to March 31.

2. Cash

   At December 26, 1999, the Company had cash and cash equivalents of approximately $631,000. The Company's cash balance has decreased over each of the last several quarters. The Company entered into a new financing facility during the quarter ended June 1999 (see Note 4, Notes Payable & Financing Arrangements for more details).

   The Company failed to make its scheduled payments due during the months of August, September and October 1999 under certain of its credit facilities and its equipment leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility (see Note 4) due to a cross default charge in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,292,000 and capital lease obligations with an aggregate balance of $3,047,000 as of December 26, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $927,000 as of December 26, 1999. The lessor has not required acceleration of such obligation and management continues to pursue renegotiated payment terms. As such, as of December 26, 1999, the Company remains in default of the revolving credit facility amounting to $4,804,000 and capital lease obligations with an aggregate balance of $1,105,000 due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.


   The indebtedness related to agreements in which the Company remains in default (as described above) is classified as current on the Company's balance sheet because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease). The amount reclassified from long-term to current, as of December 26, 1999 was $1,684,000.

3. Inventories

   Inventories consist of:

                                            DEC 26, 1999     MARCH 28, 1999
                                            ------------     --------------
            Raw materials                      $  832           $1,103
            Work-in-process                     4,317            4,120
            Finished goods                        878              853
                                               ------           ------
                                               $6,027           $6,076
                                               ======           ======

4. Notes Payable & Financing Arrangements

   Credit facility - On April 30, 1999, the Company entered into a revolving credit facility, which includes term loans, with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw materials inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and for the term loans is prime rate plus 2%. At March 31, 2000, if the Company's net income for the fiscal year then ending is greater than $1.0 million, the interest rates will be decreased by 0.5% from March 31, 2000 onward. If an event of default occurs, an additional 1.0% interest is payable. Although the Company is in default of this facility due to cross default clauses on other leases, the additional interest has not been charged to the Company. If the Company has a net loss, for that period, the interest rate will be increased by 0.5% from March 31, 2000 onward. The facility is secured by inventory, equipment and fixtures, and other assets, excluding all assets under lease from other creditors. As of December 26, 1999, $3,278,000 was drawn down on the $7.5 million revolving facility, and the balance outstanding on the term loan was approximately $1,526,000. As at December 26, 1999 all amounts due under this facility are classified as current due to the instance of default discussed in Note 2. This facility does not contain any restrictive financial covenants. As a result of the defaults as discussed in Note 2, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.

   Equipment notes payable - The Company has a $5.0 million facility with an asset based lender. Due to the decrease in the value of the assets, this facility has been fully utilized. This note does not contain any restrictive financial covenants. The balance outstanding under this line at December 26, 1999 was approximately $1,343,000.

   The indebtedness represented by certain credit facilities and capital lease obligations is classified as current on the Company's balance sheet due to certain credit defaults discussed in Note 2.

5. Earnings per share

   Statement of Financial Accounting Standards No. 128, Earnings per Share, requires presentation of both basic and diluted EPS. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number or common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding, plus the effects of options and warrants outstanding during the period, except when the inclusion of those items would be antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased with the proceeds from the exercise of stock options. A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                               --------------------       ---------------------
                                               DEC 26,      DEC 27        DEC 26,       DEC 27
                                                1999         1998          1999          1998
                                               -------      -------       -------       -------
Net income (loss)                              $    64      $  (188)      $(3,019)      $(6,805)

Shares used in per share computation:
  Weighted Average Shares Outstanding            3,641        2,833         3,457         2,830

Basic and diluted income (loss) per share      $  0.02      $ (0.07)      $ (0.87)      $ (2.40)
                                               =======      =======       =======       =======

   Options to purchase 139,031 shares of common stock were outstanding at December 26, 1999, but were not included in the computation of diluted EPS for the three months ended December 26, 1999 because the options' exercise price was greater than the average market price of the common shares during the three months ended December 26, 1999. Options to purchase 261,480 shares of common stock were outstanding at December 27, 1998 but were not included in the computation of diluted EPS for the three months ended December 27, 1998, as the Company was in a loss position, and therefore, to do so would have been antidilutive.

6. Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company is not expected to be significant, as the Company does not currently buy or sell derivative instruments

7. Teamasia Agreements

   In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 was subject to the Company's compliance with certain terms and conditions. The Company met such terms and conditions and received all of the $2,050,000 during the third quarter of fiscal 2000. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication through the second quarter of fiscal 2001.

   On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia will make an additional equity investment in the Company. After the closing of the Phase Two Stock Purchase Agreement, Teamasia will have purchased an aggregate total of approximately 5.5 million shares, bringing their total equity ownership in the Company to approximately 61.9%. The Phase Two Stock Purchase Agreement will be subject to approval by the shareholders of the Company at a meeting which will also be the Company's annual meeting and is planned for the first or second quarter of calendar 2000. If approved by the Company's shareholders, the transaction contemplated by the Phase Two Stock Purchase Agreement is expected to close shortly thereafter. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia is required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requests. Such loan, if made, shall be repaid at the closing of the Phase Two Stock Purchase Agreement. During the period between the approval date and the date of the closing of the Phase Two Stock Purchase Agreement, if the Company so requests, Teamasia is required to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms. Such amount shall be repaid at the closing of the Phase Two Stock Purchase Agreement. In order for the Phase Two Stock Purchase Agreement to be approved, the Company must receive approval of the Phase Two Stock Purchase Agreement from its shareholders and all other required governmental approvals and must make certain amendments to its Articles of Incorporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results."

Results of Operations - Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999

Net revenues for the third quarter of fiscal 2000 were $8.9 million compared to $9.8 million for the same period of the prior year. The decrease in net revenues was due to a decrease in foundry sales. Revenues in the immediate prior quarter were $7.7 million.

Cost of revenues in the third quarter of fiscal 2000 was $6.6 million, representing 74% of net revenues for that period compared to $5.9 million, representing 60% of net revenues for the same quarter in the prior fiscal year. Cost of revenues as a percentage of revenues in the third quarter of fiscal 2000 are higher as a result of under-utilization of fab capacity.

Research and development expenses were $1.1 million (13% of revenue) in the third quarter of fiscal 2000 compared to $2.7 million (28% of revenue) in the corresponding quarter of the prior fiscal year. The research and development expenses are lower due to the engineering resources being focused on third party consulting projects instead of internal research and development. Continuing the Company's focus on the development of a portfolio of standard analog products is important, however the Company believes that research and development expenses in absolute dollars will need to be aligned to be consistent with our current business conditions and new product development strategies.

Selling, general and administrative expenses were $860,000 (10% of net revenues) in the third quarter of fiscal 2000 down from $1.0 million (11% of net revenues) in the same quarter of the prior year. Included in the $860,000 is an accrual for a potential legal settlement. The decrease was primarily due to a reduction in expenses in marketing and sales administration and an ongoing decrease in sales commissions associated with renegotiated commission contracts. In addition, the Company recorded a one-time adjustment related to commission liabilities outstanding at the start of the third quarter of fiscal 2000.

Net interest expense was $261,000 for the third quarter of fiscal 2000, compared to $246,000 for fiscal 1999. The increase is due to a decrease in interest income (which offsets interest expense) resulting from lower cash balances.

Net income for the third quarter of fiscal 2000 was $64,000 compared to a net loss of $188,000 for the same period of the prior year. This resulted in net income of $.02 per share for the third quarter of fiscal 2000 compared to $0.07 loss per share in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 2000 Compared to First Nine Months of Fiscal 1999.

Net revenues for the nine-month period ended December 26, 1999 were $27.2 million, up 18% compared to net revenues of $23.1 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's standard products as well as an increase in design revenue in the first quarter of fiscal 2000.

Cost of revenues in the nine-month period ended December 26, 1999 was $22.0 million, representing 81% of net revenues, compared to $18.1 or 78% of net revenues in the corresponding period of the prior fiscal year. Cost of revenues as a percentage of revenues in fiscal 2000 are higher as a result of under-utilization of fab capacity.

Research and development expenses were $3.9 million (14% of net revenues) for the nine-month period ended December 26, 1999 compared to $7.3 million (31% of net revenue) in the comparable period of fiscal 1999. The decline is due to the engineering resources being focused on third party consulting projects instead of internal research and development. Continuing the Company's focus on the development of a portfolio of standard analog products is important, however the Company believes that research and development expenses in absolute dollars will need to be aligned to be consistent with our current business conditions and new product development strategies.

Selling, general and administrative expenses were $3.5 million (13% of net revenues) for the nine-month period ended December 26, 1999 compared to $3.8 million (16% of net revenues) in the corresponding period of the prior year. The $3.5 million includes an accrual for a potential legal settlement. The decrease in absolute dollars was primarily due to a reduction in expenses in marketing and sales administration as well as lower commission expenses associated with renegotiated commission contracts.

Net interest expense was $871,000 for the nine-month period ended December 26, 1999 compared to $734,000 for the corresponding period of the prior fiscal year. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the nine-month period ended December 26, 1999 was $3.0 million compared to a net loss of $6.8 million for the same period of the prior fiscal year. This resulted in net loss of $.87 per share for the nine-month period ended December 26, 1999 compared to $2.40 loss per share in the same period of the prior fiscal year.

Liquidity and Capital Resources

At December 26, 1999, the Company had cash and cash equivalents of approximately $631,000. The Company's cash balance has decreased over each of the last several quarters. On April 30, 1999, the Company entered into a $9.5 million financing facility with The CIT Group. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million based on accounts receivable and inventory balances.

During the nine-month period ended December 26, 1999, the Company's net cash used by operations was $1.7 million compared to net cash used by operations of $7.4 million in the nine-month period ended December 27, 1998. The net cash used by operating activities for the nine-month period ended December 26, 1999 consisted of a net decrease in operating assets and liabilities of $1.3 million combined with the net loss, before depreciation and amortization, of $3.0 million for the nine-month period ended December 26, 1999.. The net cash used for operating activities for the nine-month period ended December 27, 1998 consisted primarily of the net loss, before depreciation and amortization, of $3.0 million and an increase in net operating assets and liabilities of $4.4 million. For the nine-month period ended December 26, 1999, non-cash adjustments consisted of depreciation and amortization expense of $2.7 million compared to $3.8 million for the nine-month period ended December 27, 1998.

Our investing activities used cash of $188,000 for the nine-month period ended December 26, 1999 compared to the use of $955,000 for the nine-month period ended December 27, 1998. The decrease is due to tight capital expenditure controls in place in order to conserve cash.

Our financing activities provided cash of approximately $879,000 during the nine-month period ended December 26, 1999. Proceeds from a new credit facility and equipment note payable totaled $4.3 million offset by payments of $5.5 million relating to a replaced credit facility, repayment of the amounts initially drawn down on the new credit facility as a result of a reduced borrowing base, payments on notes payable and payments of principal under capital lease obligations. In addition, proceeds from the issuance of common stock totaled $2.1 million, primarily from the Company's stock purchase agreement with Teamasia Semiconductors (India) Ltd. For the nine-months ended December 27, 1998 financing activities used cash of approximately $2.1 million. Payments of principal under capital lease obligations and payments on notes payable declined from $3.3 million for the nine-month period ended December 27, 1998 to $2.2 million for the nine-month period ended December 26, 1999 as a result of not making scheduled payments in the second and third quarter of fiscal 2000.

During the second and third quarters of fiscal year 2000, the Company was unable to meets its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 due to a cross default clause in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,292,000 and capital lease obligations with an aggregate balance of $3,047,000 as at December 26, 1999. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $927,000 as at December 26, 1999. As of December 26, 1999, the lessor has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As of December 26, 1999, the Company remains in default of the revolving credit facility amounting to $4,804,000 as at December 26, 1999 and capital lease obligations with an aggregate total balance of $1,105,000 as at December 26, 1999 due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.


The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly again find itself unable to meet its obligations. In addition, the Company's cash balance has decreased over each of the last several quarters. If the Company continues to report operating losses and negative cash flow it will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available at reasonable rates, or terms if at all.

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 was subject to the Company's compliance with certain terms and conditions. The Company met such terms and conditions and received all of the $2,050,000 in the third quarter of fiscal 2000. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication through the second quarter of fiscal 2001.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia will make an additional equity investment in the Company. After the closing of the Phase Two Stock Purchase Agreement, Teamasia will have purchased an aggregate total of approximately 5.5 million shares, bringing their total equity ownership in the Company to approximately 61.9%. The Phase Two Stock Purchase Agreement will be subject to approval by the shareholders of the Company at a meeting which will also be the Company's annual meeting and is planned for the first or second quarter of calendar 2000. If approved by the Company's shareholders, the transaction contemplated by the Phase Two Stock Purchase Agreement is expected to close shortly thereafter. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia is required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requests. Such loan, if made, shall be repaid at the closing of the Phase Two Stock Purchase Agreement. During the period between the approval date and the date of the closing of the Phase Two Stock Purchase Agreement, if the Company so requests, Teamasia is required to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms. Such amount shall be repaid at the closing of the Phase Two Stock Purchase Agreement. In order for the Phase Two Stock Purchase Agreement to be approved, the Company must receive approval of the Phase Two Stock Purchase Agreement from its shareholders and all other required governmental approvals and must make certain amendments to its Articles of Incorporation.

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


Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on December 26, 1999 the Company had very low cash balances. The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. In September 1999, the Company took steps to materially reduce its ongoing payroll expenses and continues to keep tight control on expenses. In October 1999, the Company entered into an equity investment agreement with Teamasia for $2,050,000, which has been completed. In December 1999, a second stock purchase agreement was entered into with Teamasia, under which Teamasia has agreed to make an additional investment in the Company, subject to the satisfaction of certain conditions precedent, including approval by the Company's shareholders. Teamasia is also placing orders with the Company for wafer fabrication.

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

On November 19, 1999, the Nasdaq SmallCap Market informed the Company that, based on the net tangible assets of the Company as of the end of the third quarter of 1999, the Company no longer met the $2,000,000 net tangible assets requirements for continued listing on the Nasdaq SmallCap Market. The Company provided Nasdaq with financial statements indicating that as of the end of November, 1999 the Company had net tangible assets in excess of the level required by Nasdaq. Management believes that the Company is now in compliance with Nasdaq's criteria for continued listing on the Nasdaq SmallCap Market.

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

In addition, potential revenues from new and existing customers for wafer fabrication services may be subject to delays stemming from the time involved to
(i) have the customer complete its process of reviewing and qualifying the Company as a supplier, (ii) ramp-up suppliers of raw materials, (iii) ramp-up the Company's production capabilities and (iv) customer's request to change agreed fabrication schedule. Such delays may cause revenues which had been anticipated to be recognized in one quarter to be delayed to a subsequent quarter.

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

Patents and Licenses. Although the Company is not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Company has been contacted by the Lemelson Medical Foundation. This foundation has filed patent violation legal actions against 88 semiconductor companies. The Company is currently not one of the defendants in this action but might be added at a later date if final negotiations with the Lemelson Medical Foundations are not successful. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

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

Due to the relatively long manufacturing cycle for integrated circuits, the Company builds some of its inventory in advance of receiving orders from its customers. As a consequence of inaccuracies inherent in forecasting demand for such products, inventory imbalances periodically occur that result in surplus amounts of some Company products and shortages of others. Such shortages can adversely affect customer relationships; surpluses can result in larger than desired inventory levels, or inventory adjustments.

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

Furthermore, the Company is dependent on a number of subcontractors for performance by the Company of certain of its manufacturing processes, such as epitaxial deposition services. The failure of any of these subcontractors to perform these processes on a timely basis could result in manufacturing delays, which could materially adversely affect the Company's results of operations. Currently, the Company purchases certain materials, including silicon wafers, on a purchase order basis from a limited number of vendors. Any delay, disruption or termination of supply from any of these suppliers could have a material adverse effect on the Company's financial condition and results of operations.

The packaging of the Company's products is performed by a limited group of third party subcontractors located predominantly in Asian and Pacific Rim countries, including Indonesia. Certain of the raw materials included in such products are obtained from sole source suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a delay, reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternate subcontractors, if any, became available.

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

Through December 26, 1999, the Company has incurred less than $200,000.00 in expenses associated with making its systems and equipment Year 2000 compliant. Based on the preliminary results of the assessment and the modifications completed to date, the Company believes that the total cost for year 2000 compliance will not exceed $200,000. However, there can be no assurance that any such assessments and updates will be completed on a timely basis, if at all, or within estimated budgets, or that any required updates or corrections will work as anticipated in the year 2000.

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

Internal Information Technology (IT) System. With respect to its internal IT computer systems, the Company is now in Phase Three of the Y2K program. It has evaluated and has replaced or has tested operating systems for the critical computers used for its management information systems. Many applications programs have been modified and the majority of such programs are expected to be modified as required. The Company is also in Phase Three for its non-IT systems, such as personal computers.

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

Summary. The Company has not established detailed contingency plans for the Year 2000 issues. The Company will evaluate the need for such plans.

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

Item 6. Reports on Form 8-K.

       NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED DECEMBER 26, 1999.


Exhibit 10.1   Stock Purchase Agreement dated as of October 8, 1999 between the
               Company and Teamasia Semiconductors (India) Ltd.

Exhibit 10.2 Phase Two Stock Purchase Agreement, dated as of December 15, 1999 between the Company and Teamasia Semiconductors PTE Ltd.
Exhibit 27.1   Financial Data Schedule.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IMP, Inc.
                                             Registrant


                                             /s/ BRAD WHITNEY
                                             -----------------------------------
February 9, 2000                             Brad Whitney, President and Chief
                                             Executive Officer

                               INDEX TO EXHIBITS


Exhibit
  No.          Description
-------        -----------
10.1           Stock Purchase Agreement dated as of October 8, 1999 between the
               Company and Teamasia Semiconductors (India) Ltd.

10.2 Phase Two Stock Purchase Agreement, dated as of December 15, 1999 between the Company and Teamasia Semiconductors PTE Ltd.

27.1           Financial Data Schedule