Form 10-K/A
period 1999-03-28
IMP INC
filed 2000-03-15
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             FORM 10-K/A Amendment 3

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

IMP BACKGROUND

IMP was founded to employ proprietary computer aided engineering software to provide fast-turnaround design and prototyping, as well as volume manufacturing services, for customer-designed application-specific IC (ASIC) devices. The company was one of the first vendors to apply this design technology to CMOS processes. In the early 1980's, in order to offer fast turnaround and low-cost, companies, including IMP, had to build and operate their own wafer fabrication and testing facilities. The Company also used this capacity to provide wafer foundry services to semiconductor companies that did not own their own wafer fabrication factory or that needed additional capacity. IMP has delivered production wafers representing hundreds of millions of finished microchips to such customers as AT&T, Adaptec, Daimler-Benz, International Rectifier, Level One, National Semiconductor, Rockwell and Siemens. The revenues generated individually by these customers were in the range of $4.0 million to $20.0 million on average, annually. The customers that will be material in fiscal 2000 comprise primarily of International Rectifier, Level One and National Semiconductor.

During the 1980's, IMP engineers created some of the industry's first standard-cell-based analog and mixed signal designs. They applied this analog expertise to the first non-custom products sold under the IMP name in the early 1990s. These were application-specific devices, such as programmable filters, integrated read-channels, preamplifiers, and write drivers, for applications in disk drive and PC tape back-up mass-storage systems. Customers for these products included Hewlett-Packard, Iomega, Seagate Technology, and the 3M Corporation. The revenues generated individually by these customers were in the range of $3.0 million to $25.0 million on average, annually. While the reduction in revenue resulting from no Iomega orders had a material impact in fiscal 1999, sales to Hewlett-Packard and the Company's ability to sustain and attract other key customers will be material in fiscal 2000.

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

Our sales to customers in the United States, Asia and Europe accounted for 88%, 6%, and 6% respectively, of our net revenues for fiscal 1999, compared to 69%, 29% and 2%, respectively, of the Company's net revenues; for fiscal 1998, and 65%, 33% and 2%, respectively, of the Company's net revenues; for fiscal 1997. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers. European currency issues are not material due to the Company's minimal contact with European markets.

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

PATENTS AND LICENSES

We have been granted 23 United States patents, one of which is jointly owned, and we have filed for additional United States and foreign patent applications on our inventions. The issued patents expire between 2003 to 2016. Although patents, patent protection and patent applications may have value, we believe that other factors such as managerial and technological experience and creative abilities of our personnel are of more significance in our industry. There are only 5 patents that apply to currently shipping products, and the revenue from such products is approximately $800,000 per quarter.

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

We attempt to protect our trade secrets and other proprietary information through agreements with our employees, customers and suppliers. Although we plan to protect our rights vigorously, there can be no assurance that our measures will be successful. While it is management's belief that these agreements are updated, periodic review needs to be conducted to amend necessary changes that will further minimize the Company's exposure to business risk.

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

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of June 1, 1999 with their respective ages and positions were:

      NAME                                     AGE                       POSITION
      ----                                     ---                       --------
      James Phillips Ferguson................  68   President, Chief Executive Officer and Director
      George Rassam..........................  52   Vice President Finance, Administration, Chief
                                                    Financial Officer and Secretary
      Barry Wiley............................  62   Vice President, Sales and Application Engineering
      Tarsaim Batra..........................  60   Vice President, Manufacturing
      Moiz B. Khambaty.......................  65   Vice President, Technology
      Jerry DaBell...........................  53   Senior Vice President, Design Engineering
      Ron Laugesen...........................  60   Vice President, Product Engineering

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

                         FISCAL YEAR END MARCH 28, 1999      FISCAL YEAR END MARCH 29, 1998
                          --------------------------         ---------------------------
                            HIGH              LOW              HIGH               LOW
                          ---------         --------         ---------         ---------
First Quarter             $   15.31         $   9.06         $   21.88         $   15.94
Second Quarter            $    9.37         $   3.12         $   19.06         $   13.75
Third Quarter             $    6.56         $   1.88         $   17.50         $    6.25
Fourth Quarter            $    7.81         $   3.12         $   15.31         $    6.88

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                          FISCAL YEAR ENDED(1)
                                         -----------------------------------------------------------------------------------
                                         MARCH 28,          MARCH 29,          MARCH 30,          MARCH 31,         MARCH 26,
                                           1999               1998               1997               1996              1995
                                         --------           --------           --------           --------          --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenues                           $ 33,391           $ 40,420           $ 64,891           $ 76,827          $ 59,750
  Net income (loss)(2)                     (7,919)            (3,799)           (12,367)             5,469               790
Basic net income (loss)
    per share(3)                            (2.73)             (1.35)             (4.39)              1.96               .30
Diluted net income
    (loss) per share(3)                     (2.73)             (1.35)             (4.39)              1.96               .30
Balance Sheet Data:
  Total assets                             25,961             31,949             37,271             50,733            41,301
Long term obligations excluding             2,942              6,173              9,074              8,979             4,799
 current portion
Stockholders' equity                     $  4,985           $ 10,598           $ 14,301           $ 25,445          $ 18,463

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

RESULTS OF OPERATIONS

Net revenues in fiscal 1999 declined 17% to $33.4 million, from $40.4 million in fiscal 1998. Net revenues in fiscal 1998 decreased 38% to $40.4 million from $64.9 million in fiscal 1997. The decline in net revenues in fiscal 1999 was primarily due to a decrease in sales to one large customer and a general decrease in worldwide demand for semiconductor products. The decline in net revenues from fiscal 1997 to fiscal 1998 was primarily due to lower than expected orders from one customer after the Company had structured its business to concentrate on this customer and a general decline in foundry business due to excess supply relative to demand experienced from several customers. Foundry product sales accounted for 83% of net revenues in fiscal 1999, 67% in fiscal 1998, and 58% in fiscal 1997. The Company is attempting to shift from foundry product sales to sales of the Company's standard products. The decrease in net revenues of standard products from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999 is the result of a reduction in revenue from Iomega, the Company's largest customer during this period. Iomega generated between 20 and 40 percent of the Company's revenue during fiscal 1997 and fiscal 1998 respectively. The decrease in revenue ranged from $10.0 million to $20.0 million.

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

Cost of revenues as a percentage of net revenues was 78% in fiscal 1999 compared to 72% in fiscal 1998 and 83% in fiscal 1997. The 6% increase in cost of revenues as a percentage of net revenues in fiscal 1999 compared to fiscal 1998 was principally the result of lower factory utilization, thus increasing the manufacturing cost (1%) for all devices, and because of selling price erosion and product mix changes (5%) on standard products. The decrease in cost of revenues as a percentage of net revenues in fiscal 1998 compared to fiscal 1997 was due to charges incurred in fiscal 1997 related to the exiting of the gate array business.

Research and development expense in fiscal 1999 was $9.1 million, compared to $9.0 million in fiscal 1998, and $10.3 million in fiscal 1997. The decrease from fiscal 1997 to fiscal 1998 was due to the discontinuance of development on secondary storage products, as well as EPAC TM products.

Selling, general and administrative expense in fiscal 1999 was $5.2 million compared to $5.1 million in fiscal 1998, and $10.0 million in fiscal 1997. The decline in selling, general and administrative expense in fiscal 1998, as compared to fiscal 1997, was primarily due to $2.5 million of accounts receivable write-offs as compared to fiscal 1997. In addition, the Company incurred $1.3 million lower general and legal expenses in fiscal 1998, and a 38% decline in revenue resulted in lower commission expense of $1.1 million as compared to fiscal 1997.

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

The Company's current portion of debt and capital lease obligations of $8.4 million comprised of $1.3 million of equipment notes payable, $4.0 million for the accounts receivable revolver, and $3.2 million of capital lease obligations. The total $3.2 million of capital lease obligation is comprised of twenty-one leases of which nineteen are classified as non operating lease (63% of obligation) and two are classified as operating lease (37% of obligation).

The Company's long term portion of debt and capital lease obligations of $2.9 million is comprised of $600,000 of equipment notes payable and $2.3 million of capital lease obligations. The capital lease obligation is comprised of seven creditors that accounts for the outstanding long-term portion of capital lease obligation.

As evidenced by the instances of non-payment of certain obligations discussed previously, the Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. In addition, our cash balance has decreased over each of the last several quarters. As of March 28, 1999 we had cash and cash equivalents of approximately $1.6 million. If we continue to report operating losses and negative cash flow we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all. The Company believes that $4.0 million is a prudent level of cash or cash equivalents provided that existing sources of liquidity, anticipated cash flow from operations and borrowing under the Company's credit facilities continues and the current capital lease agreement requires an annual cash payment of $4.0 million. It is management's opinion that this will be adequate to satisfy its anticipated working capital requirement in the short-term.

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

In order to ensure a improvement in the Company's liquidity and capital resources, we have implemented tighter cash management practices, in addition to cash infusions resulting from the Teamasia Semiconductors (India) Ltd. stock purchase agreement.

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

Due to its international sales, the Company is exposed to risks associated with foreign exchange rate fluctuations. Those exposures may change over time as business practices evolve and could have a material adverse effect on the Company's operating results and financial condition. All of the Company's sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, reducing the demand for the Company's products. A decline in the demand of the Company's product could have a material adverse effect on the Company's operating results and financial position. European currency issues are not material due to the Company's minimal contact with European markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to financial statements and financial statement schedules.

                                                                                                         PAGE
                                                                                                         ----
Financial statements:

Report of Independent Accountants..................................................................       22
Balance sheets as of March 28, 1999 and March 29, 1998.............................................       23
Statements of operations for each of the three years in the period ended March 28, 1999............       25
Statement of stockholders' equity for each of the three years in the period March 28, 1999.........       26
Statements of cash flows for each of the three years in the period ended March 28, 1999............       27
Notes to financial statements......................................................................       29

Financial statement schedule for each of the three years in the period ended
March 28, 1999:

Report of Independent Accountants on Financial Statement Schedule..................................       41
II - Valuation and Qualifying Accounts.............................................................       42

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

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            FISCAL YEAR ENDED
                                               ----------------------------------------------
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

                                   IMP, Inc.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                   COMMON STOCK          ADDITIONAL                                    TOTAL
                                              ----------------------      PAID IN     ACCUMULATED     TREASURY      STOCKHOLDERS'
                                               SHARES        AMOUNT       CAPITAL       DEFICIT         STOCK          EQUITY
                                              --------      --------      --------      --------       --------       --------
Balance, March 31, 1996                          2,913      $     29      $ 69,052      $(39,739)      $ (3,897)      $ 25,445


Issuance of common stock
under incentive stock option plan                  110             1         1,222            --             --          1,223

Issuance of shares in conjunction with               5            --            --            --             --             --
warrants exercised

Net loss                                            --            --            --        (12,367)           --         (12,367)
                                               -------       -------       -------      ---------       -------       ---------
Balance, March 30, 1997                          3,028            30        70,274        (52,106)       (3,897)         14,301

Issuance of common stock under incentive
stock option plan and employee stock
purchase plan                                        6            --            96             --            --              96

Net loss                                            --            --            --         (3,799)           --          (3,799)

                                               -------       -------       -------      ---------       -------        --------
Balance, March 29, 1998                          3,034            30        70,370        (55,905)       (3,897)         10,598

Issuance of common stock under
incentive stock option
plan and employee stock purchase plan                8            --            53             --            --              53

Issuance of common stock and
warrants in conjunction with equity
financing                                          527             5         2,248             --            --           2,253

Net loss                                            --            --            --         (7,919)           --          (7,919)
                                              --------      --------      --------       --------      --------        --------
Balance, March 28, 1999                          3,569      $     35      $ 72,671       $(63,824)     $ (3,897)       $  4,985
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

                                    IMP, Inc.

                                 (In thousands)

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                MARCH 28,      MARCH 29,      MARCH 30,
                                                                  1999           1998           1997
                                                                --------       --------       --------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of capital equipment                           (1,830)          (688)        (1,893)
                                                                --------       --------       --------
Cash flows from financing activities:
 Principal proceeds from credit facility                           3,953             --             --
 Principal payments on equipment notes payable                    (3,164)        (1,740)        (4,383)
  Principal payments under capital lease obligations              (3,132)        (3,948)        (4,032)
  Proceeds from long term financing agreement                         --             --          7,569
  Proceeds from issuance of common stock                           2,253             --             --
Proceeds from exercise of options to purchase common stock            53             96          1,223
                                                                --------       --------       --------

Net cash provided by (used for) financing activities                 (37)        (5,592)           377
                                                                --------       --------       --------

Net increase (decrease) in cash and cash equivalents             (10,213)        (1,487)         4,268

Cash and cash equivalents at beginning of period                  11,819         13,306          9,038
                                                                --------       --------       --------

Cash and cash equivalents at end of period                      $  1,606       $ 11,819       $ 13,306
                                                                ========       ========       ========
Supplemental information:
  Cash paid during the year for interest                        $  1,205       $  1,504       $  1,521
                                                                ========       ========       ========
Acquisition of equipment under capital lease obligations        $    610       $  2,245       $  2,440
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

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

                       MARCH 28, 1999    MARCH 29, 1998
                       --------------    --------------
                                (IN THOUSANDS)
Raw materials              $1,103            $1,111
Work-in-process             4,120             1,650
Finished goods                853               303
                           ------            ------
                           $6,076            $3,064
                           ======            ======

Leasehold improvements and machinery and equipment - Leasehold improvements and machinery and equipment are stated at cost and are amortized using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years. Machinery and equipment at March 28, 1999 and March 29, 1998 includes $15.2 million and $19.3 million, respectively, of assets under lease that have been capitalized. Accumulated depreciation for such machinery and equipment approximated $11.4 million and $12.3 million, respectively.

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

During fiscal 1999, 1998, and 1997, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:

                                  1999          1998           1997
                                  ----          ----           ----
                                           (IN THOUSANDS)
Iomega                             *             22%            39%
International Rectifier            29%           14%            15%
Level One                          *             11%             *
CMS                                *             11%             *
Linfinity                          16%           10%             *
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

Note 3 - Debt

Notes payable consist of the following:

                                              MARCH 28,           MARCH 29,
                                               1999                 1998
                                              -------             -------
                                                     (IN THOUSANDS)
Credit facility                               $ 3,953                   0
Bank equipment term loan                            0             $ 2,064
Equipment notes payable                         1,853               2,953
                                              -------             -------
Total notes payable                             5,806               5,017
Less current portion                           (5,212)             (3,348)
                                              -------             -------
Long term portion of notes payable            $   594             $ 1,669
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

Summary of option activity - The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 28, 1999, March 29, 1998, and March 30, 1997, (in thousands, except per share amounts):

                                          1999                           1998                           1997
                                  ---------------------          ---------------------          ---------------------
                                                WEIGHTED                       WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE                        AVERAGE
                                  SHARES         PRICE          SHARES          PRICE          SHARES          PRICE
                                  ------         -----          ------          -----          ------          -----
Options outstanding                234           $13.00           123            29.60           189           $20.10
Options granted                     58             5.16           356            13.10            62            35.00
Options canceled                   (30)           15.46          (244)           21.50           (18)           59.60
Options exercised                    0               --            (1)           12.50          (110)           10.90
                                  ----           ------          ----           ------          ----           ------
Options outstanding
   at end of fiscal year           262           $10.97           234           $13.00           123           $29.60
                                  ====           ======          ====           ======          ====           ======

Options exercisable
   at end of fiscal year           113           $13.09            53            15.50            23           $36.00
                                  ====           ======          ====           ======          ====           ======


At March 28, 1999, 20,000 shares were available for grant.

Option groups outstanding at March 28, 1999 and related weighted average exercise price and remaining contractual life information are as follows:

   OPTION WITH              OUTSTANDING                  EXERCISABLE          REMAINING
 EXERCISE PRICES      --------------------        ---------------------         LIFE
  RANGING FROM:       SHARES         PRICE        SHARES          PRICE        (YEARS)
  -------------       ------         -----        ------          -----        -------
$2.20 - $5.00           55          $ 4.93            1            5.00           9

6.60 - 11.30             5            8.66            3            8.44           7

11.60 - 14.40          193           11.91          101           11.90           9

15.00 - 59.40            9           29.45            8           29.83           5
                       ---          ------          ---          ------         ---

                       262          $10.97          113           13.09           9
                       ===          ======          ===          ======         ===

Fair value of stock options and employee purchase rights

The fair value of options granted in fiscal 1999, 1998 and 1997 was estimated using the Black-Scholes model with the following assumptions:

                                    STOCK OPTION PLAN                      EMPLOYEE STOCK PURCHASE PLAN
                             -------------------------------            -----------------------------------
                             1999         1998          1997            1999            1998           1997
                             ----         ----          ----            ----            ----           ----
Expected life (in years)      6             4             4              .5              .5             --
Risk-free interest rate     5.35%         6.2%          6.0%            4.5%            5.4%            --
Volatility                  135%           85%           82%            135%             75%            --
Dividend yield                0%            0%            0%              0%              0%            --

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

                                                       1999                1998                1997
                                                    ----------          ----------          ----------
Pro forma net loss                                  $   (8,706)         $   (4,494)         $  (12,800)
Pro forma basic and diluted loss per share          $    (3.00)         $    (1.59)         $    (4.55)


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

Note 7 - Geographic information

The Company is engaged in the design, development, manufacture and marketing of integrated circuits. Revenue has been allocated to countries on the basis of the location to which billings were mailed. Revenue allocated to countries for 1999, 1998 and 1997 are as follows (in millions, except the percentage):

                             MARCH 28, 1999          MARCH 29, 1999          MARCH 28, 1999
                          -------------------     -------------------     -------------------
                          AMOUNT   PERCENTAGE     AMOUNT   PERCENTAGE     AMOUNT   PERCENTAGE
                          ------   ----------     ------   ----------     ------   ----------
United States            $  29.4      88%        $  27.8      69%        $  42.0      65%
Asia                         2.1       6%           11.8      29%           21.4      33%
Rest of the World            1.9       6%            0.9       2%            1.5       2%

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

                                    CAPITAL    OPERATING
FISCAL YEAR ENDING MARCH             LEASES     LEASES
------------------------             ------     ------
2000                                $3,767      $1,117
2001                                 1,633         139
2002                                   888         139
2003                                    --         127
                                    ------      ------
Total minimum payments               6,288      $1,522
                                    ======      ======
Less imputed interest                 (724)
                                    ------
Present value of payments under
capital leases                       5,564
Less current portion                (3,216)
                                    ------
Long-term lease obligations         $2,348
                                    ======

Note 9 - Subsequent event, revolving credit facility

On April 30, 1999, the Company entered into a revolving credit facility, which includes term loans, with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw material inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and the term loan is prime rate plus 2%. At March 31, 2000, if the Company's net income is greater than $1.0 million, the interest rates are decreased by 0.5% from March 31, 2000 onward. If the Company has a net loss, the interest rate will be increased by 0.5% from March 31, 2000 onward. The facility is collateralized by inventory, equipment and fixtures, and other assets, excluding all assets under lease from other financiers.

a- Subsequent event, non-payment of liabilities and Teamasia investments

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

10.50(7)*      License Agreement dated as of September 12, 1991, between the
               Company and Asahi Chemical Industry Co., Ltd.

10.51(7)*      Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
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

27.1           Financial Data Schedule (Previously filed).

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

6) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1991 filed with the Securities and Exchange Commission on July 1, 1991.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 15th day of March, 2000.

                                            IMP, INC.




                                            By: /s/ BRAD WHITNEY
                                               ---------------------------------
                                               Brad Whitney
                                               President and CEO

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Brad Whitney or Joy Leo, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/     Brad Whitney                   President and Chief Executive Officer          March 10, 2000
------------------------------------
Brad Whitney


/s/     Joy Leo                        Vice President Finance and Chief Financial     March 10, 2000
------------------------------------
Joy Leo                                Officer


/s/     Zvi Grinfas                    Director                                       March 10, 2000
------------------------------------
Zvi Grinfas


/s/     Subbarao Pinamaneni            Director                                       March 10, 2000
------------------------------------
Subbarao Pinamaneni


/s/     Bernard V. Vonderschmitt       Director                                       March 10, 2000
------------------------------------
Bernard V. Vonderschmitt

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

PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 12, 1999

                                   SCHEDULE II

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)

                              BALANCE AT THE   CHARGED TO                    BALANCE AT
                              BEGINNING OF     COSTS AND      DEDUCTION      THE END OF
                               THE PERIOD      EXPENSES*      WRITE-OFFS       PERIOD
                               ----------      ---------      ----------       ------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 30, 1997        $   655        $ 3,388         $ 2,002        $ 2,041
Year ended March 29, 1998        $ 2,041        $   674         $     0        $ 2,715
Year ended March 28, 1999        $ 2,715        $  (186)        $     0        $ 2,529

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

27.1           Financial Data Schedule (Previously filed).

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

6) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1991 filed with the Securities and Exchange Commission on July 1, 1991.

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