Form 10-Q/A
period 1999-07-27
IMP INC
filed 2000-03-15
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             FORM 10-Q/A Amendment 1
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 27, 1999 or
                               --------------

[ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________to _________

          Commission file number    0-15858
                                  ----------

                                    IMP, Inc.
                                    --------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      94-2722142
                  --------                                      ----------
        (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)


          2830 North First Street, San Jose, CA                 95134
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code (408) 432-9100

              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

                                            Outstanding at
                                            June 27, 1999
                                            -------------
Common Stock, $0.01 par value                 3,367,404

                                    IMP, Inc.
                             FORM 10-Q/A Amendment 1
                                  FIRST QUARTER

                                      INDEX


  Part I:  Financial Information (unaudited)

                                                                       Page
        Condensed Balance Sheet at                                       4
          June 27, 1999 and March 28, 1999

        Condensed Statement of                                           5
          Operations for the three months ended
          June 27, 1999 and June 28, 1998

        Condensed Statement of Cash                                      6
          Flows for the three months ended
          June 27, 1999 and June 28, 1998

        Notes to condensed financial                                     8
          statements

        Management's discussion and analysis of                         13
          financial condition and results of
          operations


Part II:  Other Information

        Item 1, Legal Proceedings                                       26

        Item 6, Reports on Form 8K                                      26

        Signatures                                                      27

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)
ASSETS

                                                      June 27,         March 28,
                                                        1999             1999
                                                     ----------        ---------
                                                     (Restated)
Current assets:
  Cash and cash equivalents                           $    664         $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $272
       and $2,529                                        7,303            9,191
  Inventories                                            6,626            6,076
  Deposits and other current assets                        387              693
                                                      --------         --------
      Total current assets                              14,980           17,566
Leasehold improvements and equipment                    91,538           91,371
  Accumulated depreciation                             (84,412)         (83,470)
                                                      --------         --------
  Net leasehold improvements and equipment               7,126            7,901
Other long term assets                                     456              494
                                                      --------         --------
                                                      $ 22,562         $ 25,961
                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                             $  5,601         $  5,212
  Trade accounts payable                                 4,815            6,756
  Accrued payroll and related expenses                   1,189            1,322
  Other accrued liabilities                              1,869            1,528
  Current portion of capital lease obligations           3,457            3,216
                                                      --------         --------
      Total current liabilities                         16,931           18,034
Long-term portion of debt
    and capital lease obligations                        1,534            2,942
Stockholders' equity:
  Common stock                                              35               35
  Additional paid-in capital                            72,681           72,671
  Accumulated deficit                                  (64,722)         (63,824)
  Treasury stock at cost                                (3,897)          (3,897)
                                                      --------         --------
      Total stockholders' equity                         4,097            4,985
                                                      --------         --------
                                                      $ 22,562         $ 25,961
                                                      ========         ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                         Three Months Ended
                                                    ---------------------------

                                                    June 27,            June 28,
                                                      1999               1998
                                                    --------           --------

Net revenues                                        $ 10,630           $  6,588
Cost of revenues                                       8,063              5,997
                                                    --------           --------
      Gross profit                                     2,567                591
Operating expenses:
  Research and development                             1,576              2,318
  Selling, general and administrative                  1,553              1,388
                                                    --------           --------

Operating loss                                          (562)            (3,115)
Interest:
  Expense                                               (336)              (325)
  Income                                                  --                105
                                                    --------           --------
      Net interest                                      (336)              (220)
Loss before provision
  for income taxes                                      (898)            (3,335)
Provision for income taxes                                --                 --
                                                    --------           --------
Net loss                                            $   (898)          $ (3,335)
                                                    ========           ========

Basic and diluted net
  loss per share                                    $   (.27)          $  (1.18)
                                                    ========           ========

Shares used in computing basic and
  diluted net loss per share                           3,367              2,828
                                                    ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                         Three Months Ended
                                                      -------------------------

                                                      June 27,         June 28,
                                                        1999             1998
                                                      --------         --------

Cash flows from operating activities:
  Net loss                                            $   (898)        $ (3,335)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                          942            1,326
    Increase (decrease) from changes in:
         Accounts receivable                             1,888            1,004
         Inventories                                      (550)            (207)
         Deposits and other assets                         344              (62)
         Trade accounts payable                         (1,941)            (573)
         Accrued payroll and related expenses             (133)            (286)
         Other accrued liabilities                         341               81
                                                      --------         --------
  Net cash used for operating activities                    (7)          (2,052)
                                                      --------         --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                    (149)            (646)
                                                      --------         --------
Cash flows from financing activities:
  Proceeds from credit facility                          2,601               --
  Payments of principal on credit facility              (3,953)              --
  Proceeds from equipment note payable                   1,731               --
  Payments of principal under capital
     lease obligations, net                               (816)          (1,007)
  Payments on notes payable                               (359)            (454)
  Proceeds from issuance of common stock                    10               43
                                                      --------         --------
  Net cash used for financing activities                  (786)          (1,418)

Net decrease in cash and cash
  equivalents                                             (942)          (4,116)
Cash and cash equivalents at beginning of
  the period                                             1,606           11,819
                                                      --------         --------
Cash and cash equivalents at end of the
  period                                              $    664         $  7,703
                                                      ========         ========
Supplemental cash flow disclosures:
  Interest paid                                       $    336         $    220
Supplemental non cash disclosures:
  Equipment acquired under capital lease              $     18         $    100

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



3.      Inventories

        Inventories consist of:

                                              June 27,         March 28,
                                                1999             1999
                                              --------         ---------
       Raw materials                          $    809         $  1,103
       Work-in-process                           4,824            4,120
       Finished goods                              993              853
                                              --------         --------
                                              $  6,626         $  6,076
                                              ========         ========

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

                                                            Three Months Ended
                                                        -------------------------
                                                        June 27          June 28
                                                          1999             1998
                                                        --------         --------
        Net loss                                        $   (898)        $ (3,335)

        Shares used in per share computation:
          Weighted Average Shares Outstanding              3,367            2,828

        Basic and diluted loss per share                $  (0.27)        $  (1.18)
                                                        ========         ========

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

Results of Operations - First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999

Net revenues for the first quarter of fiscal 2000 were $10.6 million compared to $6.6 million for the same period of the prior year. The increase in net revenues was due to increased demand in both our foundry and standard products. Some of our customers increased their inventory levels to manage their risk assessment of IMP's ability to continue as a going concern. The introduction of the Company's power management products did not have a material effect to the Company's revenue growth in the first quarter of fiscal 2000. Revenues in the immediate prior quarter were $10.3 million.

Cost of revenues in the first fiscal quarter of 2000 were 76% of revenues compared to 91% for the same quarter in the prior year. Cost of revenues in the first quarter of fiscal 2000 are lower as a result of higher utilization of the Company's manufacturing facility due to the increased demand for and production of both our foundry and standard products.

Research and development expenses were $1,576,000 (15% of revenue) in the first quarter of fiscal 2000 compared to $2,318,000 (35% of revenue) in the corresponding quarter of the prior year. The research and development expenses are lower due to the engineering resources being focused on third party design revenue projects instead of internal research and development. Costs of engineering resources associated with design revenue are included in costs of sales. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, general and administrative expenses were $1,553,000 (15% of revenue) in the first quarter of fiscal 2000 up from $1,388,000 (21% of revenue) in the same quarter of the prior year. The increase was primarily due to commission expense relative to revenue of $10.6 million as compared to prior year of $6.9 million.

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

In addition, the Company's market capitalization might decrease and stockholder's value might decrease as a result of the reverse stock split. The reverse split increased the number of odd-lot holders of the Company's common stock. Transaction costs involving odd-lot amounts of common stock are generally higher on a per-share basis than transaction costs involving even-lot amounts of common stock. Thus, the reverse split might have the effect of increasing the transaction costs of certain of the Company's stockholders.

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

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of March, 2000.


IMP, INC.
Registrant



/s/ BRAD WHITNEY
-------------------------------------
Brad Whitney
President and Chief Executive Officer