Form 10-Q/A
period 1999-09-26
IMP INC
filed 2000-03-15
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A

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

                                    IMP, Inc.
                                   FORM 10-Q/A
                                 SECOND QUARTER

                                      INDEX


                                                                                                                     PAGE
Part I: Financial Information (unaudited)

         Condensed Balance Sheet at September 26, 1999 and March 28, 1999                                              3

         Condensed Statement of Operations for the three months ended September 26, 1999 and September 27, 1998        4

         Condensed Statement of Operations for the six months ended September 26, 1999 and September 27, 1998          5

         Condensed Statement of Cash Flows for the six months ended September 26, 1999 and September 27, 1998          6

         Notes to condensed financial statements                                                                       7

         Management's discussion and analysis of financial condition and results of operations                         9

Part II: Other Information

         Item 1. Legal Proceedings                                                                                    16

         Item 3. Defaults by the Company on its Senior Securities                                                     16

         Item 6. Reports on Form 8K                                                                                   16

         Signatures                                                                                                   17

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                     ASSETS

                                                     SEPT 26,         MARCH 28,
                                                       1999             1999
                                                     --------         ---------
Current assets:
  Cash and cash equivalents                          $    798         $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $337
     and $2,529                                         4,555            9,191
  Inventories                                           6,044            6,076
  Deposits and other current assets                       341              693
                                                     --------         --------
      Total current assets                             11,738           17,566
Leasehold improvements and equipment                   91,554           91,371
  Accumulated depreciation                            (85,315)         (83,470)
                                                     --------         --------
  Net leasehold improvements and equipment              6,239            7,901
Other long term assets                                    451              494
                                                     --------         --------
                                                     $ 18,428         $ 25,961
                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                            $  3,951         $  5,212
  Trade accounts payable                                5,184            6,756
  Accrued payroll and related expenses                  1,138            1,322
  Other accrued liabilities                             1,700            1,528
  Current portion of capital lease obligations          4,146            3,216
                                                     --------         --------
      Total current liabilities                        16,119           18,034
Long-term portion of debt
    and capital lease obligations                         397            2,942
Stockholders' equity:
  Common stock                                             35               35
  Additional paid-in capital                           72,681           72,671
  Accumulated deficit                                 (66,907)         (63,824)
  Treasury stock at cost                               (3,897)          (3,897)
                                                     --------         --------
      Total stockholders' equity                        1,912            4,985
                                                     --------         --------
                                                     $ 18,428         $ 25,961
                                                     ========         ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                      SEPT 26,         SEPT 27,
                                                        1999             1998
                                                      --------         --------
Net revenues                                          $  7,686         $  6,738
Cost of revenues                                         7,333            6,181
                                                      --------         --------
      Gross profit                                         353              557
Operating expenses:
  Research and development                               1,199            2,189
  Selling, general and administrative                    1,065            1,380
                                                      --------         --------

Operating loss                                          (1,911)          (3,012)
Interest:
  Expense                                                 (274)            (303)
  Income                                                    --               33
                                                      --------         --------
      Net interest                                        (274)            (270)
                                                      --------         --------
Net loss                                              $ (2,185)        $ (3,282)
                                                      ========         ========
Basic and diluted net
  loss per share                                      $   (.65)        $  (1.16)
                                                      ========         ========
Shares used in computing basic and
  diluted net loss per share                             3,367            2,828
                                                      ========         ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                         SIX MONTHS ENDED
                                                    ---------------------------
                                                    SEPT 26,           SEPT 27,
                                                      1999               1998
                                                    --------           --------
Net revenues                                        $ 18,316           $ 13,325
Cost of revenues                                      15,396             12,177
                                                    --------           --------
      Gross profit                                     2,920              1,148
Operating expenses:
  Research and development                             2,775              4,507
  Selling, general and administrative                  2,618              2,769
                                                    --------           --------

Operating loss                                        (2,473)            (6,128)
Interest:
  Expense                                               (610)              (627)
  Income                                                  --                138
                                                    --------           --------
      Net interest                                      (610)              (489)
                                                    --------           --------
Net loss                                            $ (3,083)          $ (6,617)
                                                    ========           ========

Basic and diluted net
  loss per share                                    $   (.92)          $  (2.34)
                                                    ========           ========

Shares used in computing basic and
  diluted net loss per share                           3,367              2,828
                                                    ========           ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                           SIX MONTHS ENDED
                                                      -------------------------
                                                      SEPT 26,         SEPT 27,
                                                        1999             1998
                                                      --------         --------
Cash flows from operating activities:
  Net loss                                            $ (3,083)        $ (6,617)
  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                        1,845            2,596
    Increase (decrease) from changes in:
         Accounts receivable                             4,636              443
         Inventories                                        32            (1058)
         Deposits and other assets                         395             (176)
         Trade accounts payable                         (1,572)            (742)
         Accrued payroll and related expenses             (184)            (125)
         Other accrued liabilities                         172              196
                                                      --------         --------
  Net cash provided by (used for) operating
   activities                                            2,241           (5,483)
                                                      --------         --------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                    (183)            (855)
                                                      --------         --------
Cash flows from financing activities:
  Proceeds from credit facility                          2,601               --
  Payments of principal on credit facility              (5,624)              --
  Proceeds from equipment note payable                   1,731               --
  Payments of principal under capital
     lease obligations, net                             (1,021)          (2,001)
  Payments on notes payable                               (563)            (914)
  Proceeds from issuance of common stock                    10               43
                                                      --------         --------
  Net cash used for financing activities                (2,866)          (2,872)

Net decrease in cash and cash
  equivalents                                             (808)          (9,210)
Cash and cash equivalents at beginning of
  the period                                             1,606           11,819
                                                      --------         --------
Cash and cash equivalents at end of the
  period                                              $    798         $  2,609
                                                      ========         ========
Supplemental cash flow disclosures:
  Interest paid                                       $    610         $    489
Supplemental non cash disclosures:
  Equipment acquired under capital lease              $     18         $    616

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

3.  Inventories

    Inventories consist of:

                                       SEPT 26,        MARCH 28,
                                         1999            1999
                                       --------        ---------
                Raw materials          $    793        $  1,103
                Work-in-process           4,394           4,120
                Finished goods              857             853
                                       --------        --------
                                       $  6,044        $  6,076
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

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                            ------------------------        ------------------------
                                            SEPT 26,         SEPT 27        SEPT 26,         SEPT 27
                                              1999            1998            1999            1998
                                            --------         -------        --------         -------
Net loss                                     $(2,185)        $(3,282)        $(3,083)        $(6,617)

Shares used in per share computation:
  Weighted Average Shares Outstanding          3,367           2,828           3,364           2,828

Basic and diluted loss per share             $ (0.65)        $ (1.16)        $ (0.92)        $ (2.34)
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

Results of Operations - Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999

Net revenues for the second quarter of fiscal 2000 were $7.7 million compared to $6.7 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's products by customers. Revenues in the immediate prior quarter were $10.6 million compared to the quarter ended of $7.7 million. The decrease in revenues in the quarter ended September 26, 1999 as compared to the immediate prior quarter was due to the assumed last-time purchases made by some key customers in the prior quarter and thus resulting in reduced revenues from these customers in the most recent quarter. The Company's power management products have not yet had a significant impact on the Company's revenue.

Cost of revenues in the second quarter of fiscal 2000 was $7.3 million, representing 95% of net revenues for that period compared to $6.2 million, representing 92% of net revenues for the same quarter in the prior fiscal year. The increase in the second quarter was primarily due to $650,000 or surplus inventory of standard products that were written down in accordance with Company policy which resulted from lower than forecasted market demands as compared to our production of such products, and $197,000 of property taxes allocated as manufacturing cost of sales were accrued for due to an audit of previous years. In addition, an increase in design revenue resulted in increased costs of engineering resources that were included in cost of sales in quarter ending September 26, 1999.

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

Selling, general and administrative expenses were $1.1 million (14% of net revenues) in the second quarter of fiscal 2000 down from $1.4 million (20% of net revenues) in the same quarter of the prior year. The decrease was primarily due to a reduction in expenses in marketing and sales administration and a decrease in commission expenses. The decrease in absolute dollars was primarily due to a newly restructured commission plan that modified the commission calculation to exclude revenue from certain key customers now deemed to be direct accounts in addition to implementing lower commission rates for remaining customer accounts.

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

Research and development expenses were $2.8 million (15% of net revenues) for the six-month period ended September 26, 1999 compared to $4.5 million (34% of net revenue) in the comparable period of fiscal 1999. The decline is due to the engineering resources being focused on third party design revenue projects instead of internal research and development. Due to the Company's focus on the rapid development of a portfolio of standard analog products, the Company believes that research and development expenses in absolute dollars will continue at current levels.

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

Factors Affecting Future Results

The Company's business, financial condition and future results of operations have been, and may in the future, be affected by a variety of factors, including those described below:

Cash. As discussed above in "Liquidity and Capital Resources" on September 26, 1999 the Company had low cash balances. The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. In September 1999, the Company took steps to materially reduce its ongoing payroll expenses by $745,000 per quarter through headcount reductions in sales, marketing, research and development, and manufacturing. The benefits should be realized beginning in the third quarter fiscal 2000 due to the related severance expenses resulting from the reduction in workforce which were incurred and paid in September 1999. The

Company has entered into an equity investment agreement with Teamasia for $2,050,000 and is continuing discussions regarding a further equity investment by Teamasia in the Company. Teamasia is also placing orders with the Company for wafer fabrication.

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

Internal Information Technology (IT) System. With respect to its internal IT computer systems, the Company is now in Phase Three of the Y2K program. It has evaluated and has replaced or has tested operating systems for the critical computers used for its management information systems. Many applications programs have been modified and the majority of such programs are expected to be modified as required by the end of 1999. The Company is also in Phase Three for its non-IT systems, such as personal computers. Where necessary the Company plans to upgrade or replace critical non-compliant systems by the end of 1999.

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


                                        IMP, Inc.
                                        Registrant


                                        /s/ BRAD WHITNEY
                                        ----------------------------------------
March 15, 2000                          Brad Whitney President and Chief
                                        Executive Officer

                                  EXHIBIT INDEX


   EXHIBIT NO.                DESCRIPTION
   -----------                -----------
     27.1             Financial Data Schedule (Previously Filed)