Form 10-Q/A
period 1999-12-26
IMP INC
filed 2000-03-15
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QA

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

                                    IMP, Inc.
                                   FORM 10-QA
                                  THIRD QUARTER

                                      INDEX


                                                                                          PAGE
                                                                                          ----
Part I:  Financial Information (unaudited)

         Condensed Balance Sheet at December 26, 1999 and March 28, 1999                   3

         Condensed Statement of Operations for the three months ended December             4
         26, 1999 and December 27, 1998

         Condensed Statement of Operations for the nine months ended December              5
         26, 1999 and December 27, 1998

         Condensed Statement of Cash Flows for the nine months ended December              6
         26, 1999 and December 27, 1998

         Notes to condensed financial statements                                           7

         Management's discussion and analysis of financial condition and results          10
         of operations

Part II: Other Information

         Item 1. Legal Proceedings                                                        18

         Item 3. Defaults by the Company on its Senior Securities                         18

         Item 6. Reports on Form 8K                                                       18

         Signatures                                                                       19

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
                                                       ========       ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            THREE MONTHS ENDED
                                        ---------------------------
                                        DEC 26, 1999   DEC 27, 1998
                                        ------------   ------------
Net revenues                               $ 8,917       $ 9,755
Cost of revenues                             6,595         5,901
                                           -------       -------
      Gross profit                           2,322         3,854
Operating expenses:
  Research and development                   1,137         2,748
  Selling, general and administrative          860         1,048
                                           -------       -------

Operating income                               325            58
Interest:
  Expense                                     (261)         (266)
  Income                                         -            20
                                           -------       -------
      Net interest                            (261)         (246)
                                           -------       -------
Net income (loss)                          $    64       $  (188)
                                           =======       =======

Basic and diluted  net income  (loss)
per share                                  $   .02       $  (.07)
                                           =======       =======


Shares used in computing basic and
  diluted net income (loss) per share        3,641         2,833
                                           =======       =======

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                              NINE MONTHS ENDED
                                        ----------------------------
                                        DEC 26, 1999    DEC 27, 1998
                                        ------------    ------------
Net revenues                               $ 27,233       $ 23,080
Cost of revenues                             21,990         18,079
                                           --------       --------
      Gross profit                            5,243          5,001
Operating expenses:
  Research and development                    3,912          7,255
  Selling, general and administrative         3,479          3,817
                                           --------       --------

Operating loss                               (2,148)        (6,071)
Interest:
  Expense                                      (871)          (892)
  Income                                          -            158
                                           --------       --------
      Net interest                             (871)          (734)
                                           --------       --------
Net loss                                   $ (3,019)      $ (6,805)
                                           ========       ========

Basic and diluted net loss per share       $   (.87)      $  (2.40)
                                           ========       ========

Shares used in computing basic and
  diluted net loss per share                  3,457          2,830
                                           ========       ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        NINE MONTHS ENDED
                                                   ----------------------------
                                                   DEC 26, 1999    DEC 27, 1998
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss                                           $ (3,019)      $ (6,805)
  Adjustments to reconcile net loss
    to net cash used for
    operating activities:
    Depreciation and amortization                       2,690          3,805
    Increase (decrease) from changes in:
         Accounts receivable                            2,393         (2,187)
         Inventories                                       49         (2,455)
         Deposits and other assets                        367           (183)
         Trade accounts payable                        (4,492)         1,019
         Accrued payroll and related expenses            (372)          (898)
         Other accrued liabilities                        718            340
                                                     --------       --------
  Net cash used for operating
   activities                                          (1,666)        (7,364)
                                                     --------       --------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                   (188)          (955)
                                                     --------       --------
Cash flows from financing activities:
  Proceeds from credit facility                         2,601          2,025
  Payments of principal on credit facility             (3,276)          (883)
  Proceeds from equipment note payable                  1,731             --
  Payments of principal under capital
     lease obligations, net                            (1,475)        (2,713)
  Payments on notes payable                              (766)          (626)
  Proceeds from issuance of common stock                2,064             53
                                                     --------       --------
  Net cash provided by (used for) financing               879         (2,144)
activities

Net decrease in cash and cash equivalents                (975)       (10,463)
Cash and cash equivalents at beginning of
  the period                                            1,606         11,819
                                                     --------       --------
Cash and cash equivalents at end of the
  period                                             $    631       $  1,356
                                                     ========       ========
Supplemental cash flow disclosures:
  Interest paid                                      $    871       $    734
Supplemental non cash disclosures:
  Equipment acquired under capital lease             $     18       $  1,183

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

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           ---------------------      ----------------------
                                                            DEC 26,      DEC 27,      DEC 26,       DEC 27,
                                                             1999         1998          1999          1998
                                                           --------     --------      -------       --------
            Net income (loss)                              $    64      $  (188)      $(3,019)      $(6,805)

            Shares used in per share computation:
              Weighted Average Shares Outstanding            3,641        2,833         3,457         2,830

            Basic and diluted income (loss) per share      $  0.02      $ (0.07)      $ (0.87)      $ (2.40)
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

Results of Operations - Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999

Net revenues for the third quarter of fiscal 2000 were $8.9 million compared to $9.8 million for the same period of the prior year. The decrease in net revenues was due to a decrease in foundry sales. Revenues in the immediate prior quarter were $7.7 million. The Company's power management products have not yet had a significant impact on the Company's revenues.

Cost of revenues in the third quarter of fiscal 2000 was $6.6 million, representing 74% of net revenues for that period compared to $5.9 million, representing 60% of net revenues for the same quarter in the prior fiscal year. Cost of revenues as a percentage of revenues in the third quarter of fiscal 2000 are higher as a result of under-utilization of fab capacity. In addition, as a result of lower than forecasted market demand for our power management products, an additional $108,000 of inventory reserves were provided for on one single slow moving power management device in the third quarter of fiscal 2000.

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

Selling, general and administrative expenses were $860,000 (10% of net revenues) in the third quarter of fiscal 2000 down from $1.0 million (11% of net revenues) in the same quarter of the prior year. Included in the $860,000 is an accrual for a potential legal settlement. The decrease was primarily due to a reduction in expenses in marketing and sales administration and the successful negotiation of a one-time $177,000 downward adjustment of commission expense with four of the five largest sales representatives under contract with the Company.. As a result, , the Company recorded a one-time adjustment related to commission liabilities outstanding at the start of the third quarter of fiscal 2000.

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

Selling, general and administrative expenses were $3.5 million (13% of net revenues) for the nine-month period ended December 26, 1999 compared to $3.8 million (16% of net revenues) in the corresponding period of the prior year. The $3.5 million includes an accrual for a potential legal settlement. The decrease in absolute dollars was primarily due to a reduction in expenses in marketing and sales administration as well as lower commission expenses associated with the one-time favorable negotiation with four of the five largest sales representatives under contract with the Company .

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

      The Company has received a claim that some of its products infringes on patents of a third party. The Company disputes such claim and intends to vigorously contest it. Management does not expect that such claim will have a material adverse effect on the Company of its business.

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

Item 6. Reports on Form 8-K.

      NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED DECEMBER 26, 1999.


Exhibit 1 Stock Purchase Agreement dated as of October 8, 1999 between the Company and Teamasia Semiconductors (India) Ltd.

Exhibit 2         Phase Two Stock Purchase Agreement, dated as of December 15,
                  1999 between the Company and Teamasia Semiconductors PTE Ltd.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMP, Inc.
                                          Registrant

March 15, 2000                              /s/ BRAD WHITNEY
-----------------                         -------------------------------------
                                          Brad Whitney, President and
                                          Chief Executive Officer