Form 10-K/A
period 1999-03-28
IMP INC
filed 2000-04-10
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             FORM 10-K/A Amendment 4

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

From the 1960s through the 1980s divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio, and other consumer products, the analog IC market is also served by a large number of independent, specialized "high-performance" analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics ("WSTS") data, in calendar 1998, the worldwide analog IC revenue was $19.1 billion out of total integrated circuit sales of $109.1 billion and in calendar 1997, the worldwide analog IC revenue was $19.8 billion out of total integrated circuit sales of $137.2 billion. From 1997 to 1998 analog ICs increased their percent of the overall IC market from 14.4% of revenue to 17.5%. Industry analysts project that new electronic systems design activity, particularly that related to supporting the ongoing wireless and internet driven communications revolution, will support continued growth in the market for analog ICs.

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

RESULTS OF OPERATIONS

Net revenues in fiscal 1999 declined 17% to $33.4 million, from $40.4 million in fiscal 1998. Net revenues in fiscal 1998 decreased 38% to $40.4 million from $64.9 million in fiscal 1997. The decline in net revenues in fiscal 1999 was primarily due to a decrease in sales to one large customer and a general decrease in worldwide demand for semiconductor products. The decline in net revenue from fiscal 1997 to fiscal 1998 was primarily due to lower than expected orders from one customer after the Company had structured its business to concentrate on this customer and a general decline in foundry business due to excess supply relative to demand experienced from several customers. Foundry product sales accounted for 83% of net revenues in fiscal 1999, 67% in fiscal 1998, and 58% in fiscal 1997. The company is attempting to shift from foundry product sales to sales of the Company's standard products. The decrease in net revenues of standard products from fiscal 1997 to fiscal 1998, and from fiscal 1998 to fiscal 1999, is the result of a reduction in revenue from lomega, one of the Company's largest customers. In fiscal 1997, sales to lomega amounted to $25.0 million, representing 39% of the Company's net revenue for that year. In fiscal 1998, sales to lomega dropped to $9.0 million, a decrease of $16.0 million from fiscal 1997 and represented 22% of the Company's net revenue for fiscal 1998. In fiscal 1999, sales to lomega fell to $190,000, a decrease of $8.9 million from fiscal 1998 and $24.8 million from fiscal 1997, and accounting for 0.5% of the Company's net revenue for fiscal 1999.

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

The Company's current portion of debt and capital lease obligations of $8.4 million is comprised of (i) $1.3 million of equipment notes payable, (ii) $4.0 million of the accounts receivable revolver, and (iii) $3.2 million of capital lease obligations. The capital lease obligations are comprised of twenty-one individual leases of which nineteen (comprising 53% of the total dollar amount of the obligations) are currently not in default and two (comprising 47% of the total obligations) are currently in default.

The Company's long term portion of debt and capital lease obligations of $2.9 million is comprised of $600,000 of equipment notes payable and $2.3 million of capital lease obligations. The capital lease obligation is comprised of seven creditors that accounts for the outstanding long-term portion of capital lease obligation.

As evidenced by the instances of non-payment of certain obligation discussed previously, the Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. In addition, our cash balance has decreased over each of the last several quarters. As of March 28, 1999 we had cash and cash equivalents of approximately $1.6 million. If we continue to report operating losses and negative cash flow we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all. The Company believes that $4.0 million is a prudent level of cash or cash equivalents given (i) existing sources of liquidity, (ii) anticipated cash flow from operations, (iii) the Company's level of borrowing under its credit facilities and (iv) the annual cash payment of $4.0 million required under its current capital lease agreements. It is management's opinion that $4.0 million will be adequate to satisfy the Company's anticipated working capital requirements in the short-term.

If the Company is unable to successfully complete its negotiations with its creditors to reschedule the payment obligations under its capital leases, or if the creditors of the Company's obligations which are currently in default elect to exercise their rights to accelerate such payments, the Company's ability to continue as a going concern could be significantly and adversely affected.

Even as the Company focuses on short-term liquidity concerns, management recognizes the need to build momentum and identify the additional capital that will be required in the longer term to foster the Company's continued growth. To ensure an improvement in the Company's liquidity and capital resources, the Company has implemented tighter cash management practices and has focused heavily on balance sheet management. In addition, the stock purchase agreement with Teamasia Semiconductors (India) Ltd. has resulted in an infusion of cash.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 10th day of April, 2000.

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