Form 10-K/A
period 1999-03-28
IMP INC
filed 2000-04-11
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             FORM 10-K/A Amendment 5

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

From the 1960s through the 1980s divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio, and other consumer products, the analog IC market is also served by a large number of independent, specialized "high-performance" analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics ("WSTS") data, in calendar 1998, the worldwide analog IC revenue was $19.1 billion out of total integrated circuit sales of $109.1 billion and in calendar 1997, the worldwide analog IC revenue was $19.8 billion out of total integrated circuit sales of $119.5 billion. From 1997 to 1998 analog ICs increased their percent of the overall IC market from 16.6% of revenue to 17.5%. Industry analysts project that new electronic systems design activity, particularly that related to supporting the ongoing wireless and internet driven communications revolution, will support continued growth in the market for analog ICs.

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