Form 10-Q/A
period 1999-12-26
IMP INC
filed 2000-06-28
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            FORM 10-QA - AMENDMENT 1

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

                                    IMP, Inc.
                            FORM 10-QA - AMENDMENT 1
                                  THIRD QUARTER

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

                                    IMP, Inc.
                             CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (unaudited)


                                     ASSETS

                                                     DEC 26, 1999   MARCH 28, 1999
                                                     ------------   --------------
                                                      (RESTATED)
Current assets:
  Cash and cash equivalents                            $    631       $  1,606
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $217
     and $2,529                                           6,714          9,191
  Inventories                                             6,027          6,076
  Deposits and other current assets                         384            693
                                                       --------       --------
      Total current assets                               13,756         17,566
Leasehold improvements and equipment                     91,577         91,371
  Accumulated depreciation                              (86,160)       (83,470)
                                                       --------       --------
  Net leasehold improvements and equipment                5,417          7,901
Other long term assets                                      436            494
                                                       --------       --------
                                                       $ 19,609       $ 25,961
                                                       ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                              $  6,096       $  5,212
  Trade accounts payable                                  2,264          6,756
  Accrued payroll and related expenses                      950          1,322
  Other accrued liabilities                               2,268          1,528
  Current portion of capital lease obligations            3,047          3,216
                                                       --------       --------
      Total current liabilities                          14,625         18,034
Long-term portion of debt
    and capital lease obligations                         1,060          2,942
Stockholders' equity:
  Common stock                                               42             35
  Additional paid-in capital                             74,763         72,671
  Accumulated deficit                                   (66,984)       (63,824)
  Treasury stock at cost                                 (3,897)        (3,897)
                                                       --------       --------
      Total stockholders' equity                          3,924          4,985
                                                       --------       --------
                                                       $ 19,609       $ 25,961
                                                       ========       ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            THREE MONTHS ENDED
                                        ---------------------------
                                        DEC 26, 1999   DEC 27, 1998
                                        ------------   ------------
                                         (RESTATED)
Net revenues                               $ 8,740       $ 9,755
Cost of revenues                             6,595         5,901
                                           -------       -------
      Gross profit                           2,145         3,854
Operating expenses:
  Research and development                   1,137         2,748
  Selling, general and administrative          824         1,048
                                           -------       -------

Operating income                               184            58
Interest:
  Expense                                     (261)         (266)
  Income                                         -            20
                                           -------       -------
      Net interest                            (261)         (246)
                                           -------       -------
Net loss                                   $   (77)      $  (188)
                                           =======       =======

Basic and diluted  net loss
per share                                  $  (.02)      $  (.07)
                                           =======       =======


Shares used in computing basic and
  diluted net income (loss) per share        3,641         2,833
                                           =======       =======

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                              NINE MONTHS ENDED
                                        ----------------------------
                                        DEC 26, 1999    DEC 27, 1998
                                        ------------    ------------
                                         (RESTATED)
Net revenues                               $ 27,056       $ 23,080
Cost of revenues                             21,990         18,079
                                           --------       --------
      Gross profit                            5,066          5,001
Operating expenses:
  Research and development                    3,912          7,255
  Selling, general and administrative         3,443          3,817
                                           --------       --------

Operating loss                               (2,289)        (6,071)
Interest:
  Expense                                      (871)          (892)
  Income                                         --            158
                                           --------       --------
      Net interest                             (871)          (734)
                                           --------       --------
Net loss                                   $ (3,160)      $ (6,805)
                                           ========       ========

Basic and diluted net loss per share       $   (.91)      $  (2.40)
                                           ========       ========

Shares used in computing basic and
  diluted net loss per share                  3,457          2,830
                                           ========       ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        NINE MONTHS ENDED
                                                   ----------------------------
                                                   DEC 26, 1999    DEC 27, 1998
                                                   ------------    ------------
                                                    (RESTATED)
Cash flows from operating activities:
  Net loss                                           $ (3,160)      $ (6,805)
  Adjustments to reconcile net loss
    to net cash used for
    operating activities:
    Depreciation and amortization                       2,690          3,805
    Warrants issued to a consultant                        35             --
    Increase (decrease) from changes in:
         Accounts receivable                            2,477         (2,187)
         Inventories                                       49         (2,455)
         Deposits and other assets                        367           (183)
         Trade accounts payable                        (4,492)         1,019
         Accrued payroll and related expenses            (372)          (898)
         Other accrued liabilities                        740            340
                                                     --------       --------
  Net cash used for operating
   activities                                          (1,666)        (7,364)
                                                     --------       --------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchase of capital equipment                   (188)          (955)
                                                     --------       --------
Cash flows from financing activities:
  Proceeds from credit facility                         2,601          2,025
  Payments of principal on credit facility             (3,276)          (883)
  Proceeds from equipment note payable                  1,731             --
  Payments of principal under capital
     lease obligations, net                            (1,475)        (2,713)
  Payments on notes payable                              (766)          (626)
  Proceeds from issuance of common stock                2,064             53
                                                     --------       --------
  Net cash provided by (used for) financing               879         (2,144)
activities

Net decrease in cash and cash equivalents                (975)       (10,463)
Cash and cash equivalents at beginning of
  the period                                            1,606         11,819
                                                     --------       --------
Cash and cash equivalents at end of the
  period                                             $    631       $  1,356
                                                     ========       ========
Supplemental cash flow disclosures:
  Interest paid                                      $    871       $    734
Supplemental non cash disclosures:
  Equipment acquired under capital lease             $     18       $  1,183

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

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           ---------------------      ----------------------
                                                            DEC 26,      DEC 27,      DEC 26,       DEC 27,
                                                             1999         1998          1999          1998
                                                           --------     --------      --------      --------
                                                          (RESTATED)                 (RESTATED)
            Net loss                                       $   (77)     $  (188)      $(3,160)      $(6,805)

            Shares used in per share computation:
              Weighted Average Shares Outstanding            3,641        2,833         3,457         2,830

            Basic and diluted loss per share               $ (0.02)     $ (0.07)      $ (0.91)      $ (2.40)
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

6.    Restatement

      In connection with its year end closing process, the Company determined that it was necessary to restate its previously issued unaudited results for the three months ended December 26, 1999. The balance sheet, statement of operations, and statement of cash flows as of December 26, 1999 have been restated to reflect certain adjustments relating to sales commission expenses, sales discounts and warrants.

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 ----------------------------     -----------------------------
                                                 DEC 26, 1999    DEC 26, 1999     DEC 26, 1999     DEC 26, 1999
                                                 AS REPORTED       RESTATED       AS REPORTED        RESTATED
      Revenue                                       $8,917          $8,740          $27,233          $27,056
      Pre-tax income (loss)                             64             (77)          (3,019)          (3,160)
      Net income (loss)                                 64             (77)          (3,019)          (3,160)
      Basic and diluted loss per share              $ 0.02          $(0.02)         $ (0.87)         $ (0.91)
                                                    ======          ======          =======          =======

7.    Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company is not expected to be significant, as the Company does not currently buy or sell derivative instruments

8.    Teamasia Agreements

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

Results of Operations - Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999

Net revenues for the third quarter of fiscal 2000 were $8.7 million compared to $9.8 million for the same period of the prior year. The decrease in net revenues was due to a decrease in foundry sales. Revenues in the immediate prior quarter were $7.7 million. The Company's power management products have not yet had a significant impact on the Company's revenues.

Cost of revenues in the third quarter of fiscal 2000 was $6.6 million, representing 75% of net revenues for that period compared to $5.9 million, representing 60% of net revenues for the same quarter in the prior fiscal year. Cost of revenues as a percentage of revenues in the third quarter of fiscal 2000 are higher as a result of under-utilization of fab capacity. In addition, as a result of lower than forecasted market demand for our power management products, an additional $108,000 of inventory reserves were provided for on one single slow moving power management device in the third quarter of fiscal 2000.

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

Selling, general and administrative expenses were $824,000 (9% of net revenues) in the third quarter of fiscal 2000 down from $1.0 million (11% of net revenues) in the same quarter of the prior year. Included in the $824,000 is an accrual for a potential legal settlement. The decrease was primarily due to a reduction in expenses in marketing and sales administration and the successful negotiation of a one-time $177,000 downward adjustment of commission expense with four of the five largest sales representatives under contract with the Company.. As a result, , the Company recorded a one-time adjustment related to commission liabilities outstanding at the start of the third quarter of fiscal 2000.

Net interest expense was $261,000 for the third quarter of fiscal 2000, compared to $246,000 for fiscal 1999. The increase is due to a decrease in interest income (which offsets interest expense) resulting from lower cash balances.

Net loss for the third quarter of fiscal 2000 was $77,000 compared to a net loss of $188,000 for the same period of the prior year. This resulted in a net loss of $.02 per share for the third quarter of fiscal 2000 compared to $0.07 loss per share in the same period of the prior year.

Results of Operations - First Nine Months of Fiscal 2000 Compared to First Nine Months of Fiscal 1999.

Net revenues for the nine-month period ended December 26, 1999 were $27.1 million, up 17% compared to net revenues of $23.1 million for the same period of the prior year. The increase in net revenues was due to increased demand for the company's standard products as well as an increase in design revenue in the first quarter of fiscal 2000.

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

Selling, general and administrative expenses were $3.4 million (13% of net revenues) for the nine-month period ended December 26, 1999 compared to $3.8 million (16% of net revenues) in the corresponding period of the prior year. The $3.4 million includes an accrual for a potential legal settlement. The decrease in absolute dollars was primarily due to a reduction in expenses in marketing and sales administration as well as lower commission expenses associated with the one-time favorable negotiation with four of the five largest sales representatives under contract with the Company .

Net interest expense was $871,000 for the nine-month period ended December 26, 1999 compared to $734,000 for the corresponding period of the prior fiscal year. The increase is due to a decrease in interest income as a result of lower cash balances.

Net loss for the nine-month period ended December 26, 1999 was $3.2 million compared to a net loss of $6.8 million for the same period of the prior fiscal year. This resulted in net loss of $.91 per share for the nine-month period ended December 26, 1999 compared to $2.40 loss per share in the same period of the prior fiscal year.

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

During the nine-month period ended December 26, 1999, the Company's net cash used by operations was $1.7 million compared to net cash used by operations of $7.4 million in the nine-month period ended December 27, 1998. The net cash used by operating activities for the nine-month period ended December 26, 1999 consisted of a net decrease in operating assets and liabilities of $1.2 million combined with the net loss, before depreciation and amortization and other non-cash expenses, of $3.2 million for the nine-month period ended December 26, 1999. The net cash used for operating activities for the nine-month period ended December 27, 1998 consisted primarily of the net loss, before depreciation and amortization, of $3.0 million and an increase in net operating assets and liabilities of $4.4 million. For the nine-month period ended December 26, 1999, non-cash adjustments consisted mainly of depreciation and amortization expense of $2.7 million compared to $3.8 million for the nine-month period ended December 27, 1998.

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

Patents and Licenses. Although the Company is not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it is possible that certain of the Company's designs or processes may involve infringement of existing patents. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Company has been contacted by the Lemelson Medical Foundation. This foundation has filed patent violation legal actions against 88 semiconductor companies. The Company has been named as one of many defendants in this action. We believe that, based on statements by the Lemelson Medical Foundation, licenses or rights under Lemelson patents, or any future patents, can be negotiated. However, we cannot be sure that we can negotiate rates which will allow us to compete economically in the marketplace.


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

Item 6. Reports on Form 8-K.

      NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED DECEMBER 26, 1999.


Exhibit 1 Stock Purchase Agreement dated as of October 8, 1999 between the Company and Teamasia Semiconductors (India) Ltd.*

Exhibit 2         Phase Two Stock Purchase Agreement, dated as of December 15,
                  1999 between the Company and Teamasia Semiconductors PTE Ltd.*

--------
* Previously filed

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMP, Inc.
                                          Registrant

June 28, 2000                             /s/ BRAD WHITNEY
-------------------                       -------------------------------------
                                          Brad Whitney, President and
                                          Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       ------------

Exhibit 1 Stock Purchase Agreement dated as of October 8, 1999 between the Company and Teamasia Semiconductors (India) Ltd.*

Exhibit 2         Phase Two Stock Purchase Agreement, dated as of December 15,
                  1999 between the Company and Teamasia Semiconductors PTE Ltd.*

--------
* Previously filed