Form 10-K405
period 2000-03-26
IMP INC
filed 2000-06-28
CIK 812927

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                   TO SECTIONS 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 26, 2000

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

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 16, 2000 was approximately $24,310,000 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq Smallcap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On June 16, 2000, approximately 8,840,000 shares of Common Stock, $.01 par value, were outstanding.

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

IMP BACKGROUND

IMP was founded to employ proprietary computer aided engineering software to provide fast-turnaround design and prototyping, as well as volume manufacturing services, for customer-designed application-specific IC (ASIC) devices. The company was one of the first vendors to apply this design technology to complementary metal-oxide semiconductor (CMOS) processes. In the early 1980's, in order to offer fast turnaround and low-cost, companies, including IMP, had to build and operate their own wafer fabrication and testing facilities. The Company also used this capacity to provide wafer foundry services to semiconductor companies that did not own their own wafer fabrication factory or that needed additional capacity. IMP has delivered production wafers representing hundreds of millions of finished microchips to such customers as International Rectifier, Level One and National Semiconductor. As further discussed below, the customers that were material in fiscal 2000 comprise primarily of International Rectifier, Level One and Linfinity Microelectronics. These customers in addition National Semiconductor and Teamasia Semiconductors will be material in fiscal 2001.

During the 1980's, IMP engineers created some of the industry's first standard-cell-based analog and mixed signal designs. They applied this analog expertise to the first non-custom products sold under the IMP name in the early 1990s. These were application-specific devices, such as programmable filters, integrated read-channels, preamplifiers, and write drivers, for applications in disk drive and PC tape back-up mass-storage systems. Customers for these products included Hewlett-Packard, Iomega, Seagate Technology, and the 3M Corporation. The revenues generated individually by these customers were in the range of $3.0 million to $25.0 million on average, annually. While the reduction in revenue resulting from no Iomega orders had a material impact in fiscal 1999, sales to Hewlett-Packard and the Company's ability to sustain and attract other key customers in fiscal 2000 was and will continue to be a material in fiscal 2001.

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

In 1997, the whole semiconductor industry sank into a recession. A new IMP management team made the decision to invest in the design of standard catalog analog products to help increase demand for its products. The specific choice of analog power-management ICs was determined by the capabilities of the existing equipment, by the skills of the R&D personnel and by the long-term growth opportunities forecast for these products. In addition to matching these capabilities, these products are sold to a broad base of users throughout the world and are expected to reduce IMP's historical dependence on a limited base of customers. These analog products also have the potential to increase the profit that can be generated by each wafer.

IMP has indicated that focusing on analog products does not guarantee a return to profitability, but is believed to be the best long-term opportunity for the Company. The difficulty of the task was compounded and losses were increased by the Asian economic difficulties that further reduced revenue through much of fiscal 1999. The first new analog products resulting from this strategy began to contribute to revenue of $340,000 in the third quarter of fiscal 1999 and $2.3 million in fiscal 2000.

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

From the 1960s through the 1980s divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio, and other consumer products, the analog IC market is also served by a large number of independent, specialized "high-performance" analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics (WSTS) data, in calendar 1999, the worldwide analog IC revenue was $22.1 billion out of a total integrated circuit sales of $130.2 billion and in calendar 1998, the worldwide analog IC revenue was $19.1 billion out of a total integrated circuit sales of $109.1 billion. From 1998 to 1999 analog ICs decreased their percent of the overall IC market from 17.5% of revenue to 17.0%. Semiconductor Industry Association (SIA) analysts project that new electronic systems design activity, particularly that related to supporting the ongoing wireless and internet driven communications revolution, will support continued growth in the market for analog ICs.

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

The customers for analog ICs are manufacturers of electronic equipment serving numerous and widely differing applications in instrumentation, industrial control, data processing, military, video, medical equipment, and voice and data communications over private and public, local area and wide-area network systems, such as the Internet. For each application, different users may have unique requirements for circuits with specific resolution, accuracy, linearity, speed, power, and signal amplitude capability, which results in a high degree of market complexity. As a result, compared to the market for digital integrated circuits, the analog market is characterized by a wider range of standard products used in smaller quantities by a large number of customers. Further, many of these products have historically enjoyed longer life cycles, less competition from foreign manufacturers, lower capital requirements as a result of using more mature manufacturing technologies, and relatively stable growth rates.

An established analog IC supplier may offer hundreds of different basic device types, in numerous package variations and operating ranges, representing thousands of part numbers serving many different end-market segments. Power management ICs control, distribute, generate, monitor and regulate the supply of voltage and current, and provide electrical and thermal protection to an electronic system. SIA's June 7, 2000 mid-year forecast report indicates a forecast of greater than 35% annual revenues growth rate for analog IC suppliers in calendar 2000.

Analog ICs was projected by SIA to offer one of the most promising segments of the IC business because of their use in fast growing portable electronic systems.

IMP PRODUCTS AND SERVICES

Our revenues derive primarily from two types of activities:

1. Wafer Foundry and Custom IC Manufacturing Services - This is the original base of IMP's business and in fiscal 2000 still generated more than 70% of our revenue. We process silicon wafers using our specialized analog BiCMOS, CMOS and DMOS technologies for other semiconductor companies that do not own their own factory or who need additional capacity. These customers usually design the products themselves.

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

2. Power Management ICs - These are new families of standard catalog microchips that improve the power consumption efficiency of a wide range of electronic systems. We focus our R&D activity on low-power and high-voltage features for handheld and portable battery-operated communication systems, such as pagers, cell phones, and electronic organizers. In addition to communications systems, power management products are used in just about every piece of electronic equipment being designed today. We introduced our first power management products in early fiscal 1999 and they began to contribute to revenue in the third fiscal quarter. In fiscal 2000 they represented $2.3 million or 7% of net revenues.

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

2. Complete the first round portfolio of industry-standard analog power-management IC products, based on the new processes described above. Using upon customer feedback about our first round portfolio of products, develop follow-on products to expand our offerings to meet continuously evolving customer requirements.

3. Analog products require an extensive customer support "network" of application and systems engineers. In order to expedite the sales of our standard products while we develop our "network", we intend to work with industry leading merchant analog semiconductor manufacturing companies to leverage our standard products through their sales and marketing channels.

4. Our future standard product development is focused on differentiated and value-added products. We use the following Product Competency description to define what we mean by differentiated and value-added:

            - A product must add a perceived value to the end user (Measured by significantly impacting any two of the following)

               *  Performance

               *  Ease of Use

               *  Energy Efficiency

               *  Size or Weight

               *  Price

            -  A product must be difficult for a competitor to imitate

            -  A product must be leverageable in many diverse markets

See "Research and Development" below for a list of new products introduced during fiscal 2000.

SALES, DISTRIBUTION AND MARKETING

We sell our products directly to OEM customers and through a worldwide network of independent sales representatives and distribution firms. These sales activities are managed by our own sales and applications people who are based in our San Jose headquarters and in regional sales office in Singapore.

In North America, at the end of fiscal 2000, we worked with 16 independent sales representative firms having 36 offices and one distribution company having 16 sales offices in the United States and Canada. In some cases these organizations promote products that compete with our products. In the fiscal year ending March 26, 2000, sales through our North American distribution outlets accounted for less than 5% of net revenues. As we proceed with our transition to sales of more standard analog IC products, we expect that our sales through distribution firms will account for an increasing percentage of net revenue. As is customary in the industry, distributors are entitled to price rebates and product return privileges if the market outlook and the prices for our products change.

Our sales to customers in the United States, Asia and the rest of the world accounted for 81%, 8%, and 11% respectively, of our net revenues for fiscal 2000, compared to 88%, 6% and 6%, respectively, of the Company's net revenues; for fiscal 1999, and 69%, 29% and 2%, respectively, of the Company's net revenues; for fiscal 1998. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers. European currency issues are not material due to the Company's minimal contact with European markets.

In fiscal 2000, our largest customers were International Rectifier, Hewlett-Packard, Level One and Linfinity Microelectronics, which accounted for approximately 22%, 12%, 11% and 10%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal 2000. In fiscal 1999, International Rectifier and Linfinity Microelectronics accounted for approximately 29% and 16% of net revenues, respectively. In fiscal 1998, IMP's largest customer was Iomega Corporation, which accounted for approximately 22% of net revenues. International Rectifier accounted for approximately 14% of net revenues in fiscal 1998. Three other customers, Level One, Colorado Memory Systems and Linfinity, exceeded 10% of sales and accounted for a total of approximately 32% of net revenues.

Outside North America, we sell our products through various channels, including independent sales representative, distributor, and stocking representative/distributor firms. These companies may buy and stock our products for resale or may act as our agent in arranging for direct sales from our factory to a customer.

     Our international sales are primarily denominated in U.S. currency. As a result, changes in exchange rates that strengthen the U.S. dollar can increase the price in local currency of our products in foreign markets and make the Company's products relatively more expensive than those of local manufacturers. This could lead to a reduction in our sales or our profitability in those foreign markets. We have not taken any measures, such as hedging currencies, to protect us against possible changes in exchange rates. We do not expect the Euro trends or issues to have a material effect on our revenues during fiscal 2001.

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

RESEARCH AND DEVELOPMENT

The success of our standard analog IC strategy will depend substantially on our ability to define, design, develop, and introduce on a timely basis new differentiated products meeting our Product Competency standard. Our existing standard products are opening opportunities with customers to help determine the requirements for our next generation of standard products. Meanwhile, we have many more first generation standard products in the final stages of development (these products were started over a year ago). Because it takes between six months and two years (or sometimes more) to create a new standard product, it will take some time for products meeting our Product Competency standard to be introduced.

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

As of March 26, 2000, we had 31 people engaged in research and development. Our research and development efforts are dependent upon attracting and retaining qualified analog process, design, product engineering, test and applications engineers, of which there is a limited supply. We also use independent contractors for certain research and development projects.

In fiscal 1998, 1999 and 2000, we spent approximately $8.1 million, $8.2 million and $4.7 million, respectively, on research and development. We expect to continue to invest substantial funds in research and development activities.

Our research and development programs are currently focused on the development of new power management analog IC products and enhancing and expanding our portfolio of CMOS and BiCMOS processes with the greatest amount of resources concentrated in the area of IC product development.

During fiscal 2000 we introduced the following new products and processes to the market:

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

IMP 527 Generates 180-volt peak-to-peak AC (alternating current) drive signal when operated from a single 1.5-volt battery cell

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

IMP1810 Supervisor with push-pull output, active low reset; designed for 5-volt powered systems

IMP1811 Supervisor with open-drain output, active low reset; designed for 5-volt powered systems

IMP1812 Supervisor with push-pull output, active high reset; designed for 5-volt powered systems

IMP1815 Supervisor with push-pull output, active low reset; designed for 3/3.3-volt powered systems

IMP1816 Supervisor with open-drain output, active low reset; designed for 3/3.3-volt powered systems

IMP1817 Supervisor with push-pull output, active high reset; designed for 3/3.3-volt powered systems

IMP1834 Dual voltage supervisor with selectable reset threshold tolerance and push-pull outputs with active low reset

IMP1834A Dual voltage supervisor with selectable reset threshold tolerance and open-drain outputs with active low reset

IMP1834D Dual voltage supervisor with selectable reset threshold tolerance and push-pull outputs with active high reset

IMP1233M    Low power supervisor; thresholds from 2.72 volts to 4.625 volts

IMP1233D    Low power supervisor in compact SOT-223 package; thresholds from
            4.125 volts to 4.625 volts

IMP1232LP   Low power Supervisor with selectable watchdog period and selectable thresholds

IMP706P     Low threshold voltage supervisor with watchdog timer

IMP706      Low threshold voltage supervisors with watchdog timer; thresholds
(R/S/T/J)   from 2.63 volts to 4.0 volts

IMP708      Low threshold voltage supervisors with active high and active low
(R/S/T/J)   reset outputs; thresholds from 2.63 volts to 4.0 volts

Universal Serial Bus Power Management

The Universal Serial Bus (USB) provides an easy way for connecting peripherals such as scanners, cameras, printers, joy sticks and modems to a personal computer (PC). Peripherals can be swapped, installed and configured while a computer is on and working.

The universal serial bus is a four-wire cable of which two wires are used to distribute power and two wires are used for data transfer. Power management highside switches are placed in series with the 5-volt power source supplied through USB hub ports. Hubs are attachment points for USB based peripherals.

The switches provide voltage switching capability, over-current protection, thermal protection and inrush current limiting and are typically used in hubs or peripherals with integrated hubs. Both single and dual USB power distribution switches were introduced in fiscal year 2000.

IMP2525     Single high-side power switch with 140-milliohm resistance

IMP252A Low resistance, single high-side power switch with 70-milliohm resistance

IMP2526     Dual high-side power switch with 140-milliohm resistance

Voltage Regulators

Voltage regulators control the voltage of a device or of a circuit at a specified level. To minimize power loss and increase efficiency, the difference between the input voltage and required output voltage should be minimized. Low dropout (LDO) voltage regulators are designed to supply a regulated output voltage with a low input voltage.

Four low dropout (LDO) linear voltage regulators were introduced in fiscal year 2000.

IMP37 800 milliampere CMOS LDO voltage regulator; output voltages of 2.5/3.0/3.3 volts

IMP2014 60 milliampere CMOS LDO voltage regulator with battery life extending shutdown mode; output voltages of 2.5 to 4.0 volts

IMP2015 110 milliampere CMOS LDO voltage regulator with battery life extending shutdown mode; output voltages of 2.5 to 4.0 volts

IMP2185 160 milliampere CMOS LDO voltage regulator with battery life extending shutdown mode; output voltages of 2.5 to 4.0 volts

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

Currently, our principal competitors in the analog silicon foundry services market include American Microsystems Inc., a division of Japan Energy Corporation; Austrian Micro Systems; California Micro Devices; Supertex, and Tower Semiconductor, as well as internal manufacturing facilities within our customers. To a lesser degree we compete with large Asian foundries, such as Chartered Semiconductor of Singapore, Taiwan Semiconductor Manufacturing Company, and UMC Group of Taiwan.

The principal competitive factors in the silicon foundry market include service, price, manufacturing capability, quality, and manufacturing cycle time. We believe that our competitive strengths arise from our experience in manufacturing specialized CMOS and BiCMOS analog and high-voltage process technologies. There can be no assurance that we will be able to compete successfully in the future.

The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer and communication standards, quality and customer support. With respect to application-specific mass-storage products such as read channels, our principal competitor is Silicon Systems, a division of Texas Instruments. With respect to application-specific data communications devices such as SCSI termination devices, our principal competitors are Dallas Semiconductor, Linfinity Microelectronics and Unitrode, a division of Texas Instruments. We plan to continue to supply our mass-storage and SCSI devices as long as a viable market remains for them, however we are not currently developing any new products based on these technologies. In the focus area of power management products, because the markets are diverse and highly fragmented, we expect to encounter different competitors on different products. Our principal competitors are expected to include Micrel, Supertex, Sipex, Dallas Semiconductor, TelCom Semiconductor, Linear Technology, and Maxim Integrated Products. Other competitors will likely include Analog Devices Inc., Linfinity Microelectronics, Motorola, National Semiconductor Corporation, Semtech, Texas Instruments, and certain European and Asian manufacturers.

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

PATENTS AND LICENSES

We have been granted 23 United States patents, one of which is jointly owned, and we have filed for additional United States and foreign patent applications on our inventions. The issued patents expire between 2003 to 2016. Although patents, patent protection and patent applications may have value, we believe that other factors such as managerial and technological experience and creative abilities of our personnel are of more significance in our industry. There are only 5 patents that apply to currently shipping products, and the revenue from such products is on the average approximately $1.1 million per quarter in fiscal 2000.

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

We have been contacted by the Lemelson Medical Foundation and we are currently in discussion with the Lemelson Medical Foundation to resolve claims it has made against us regarding alleged patent violations. This foundation has filed patent violation legal actions against 88 semiconductor companies and the Company has been named as one of many defendants in this action. We believe that, based on statements by the Lemelson Medical Foundation, licenses or rights under Lemelson patents, or any future patents, can be negotiated. However, we cannot be sure that we can negotiate rates which will allow us to compete economically in the marketplace.

We have acquired software and licenses to software from a number of software companies, primarily for computer-aided design of our integrated circuits.

We attempt to protect our trade secrets and other proprietary information through employment proprietary information and invention agreements with each of our employees, and non-disclosure agreements with appropriate customers and suppliers. The non-disclosure agreements generally have terms ranging from one to five years and may cover information such as technical, or financial, or operational, or sales, or marketing. Depending upon the circumstances, either mutual or one-way non-disclosures are covered. Although we plan to protect our rights vigorously, there can be no assurance that our measures will be successful.

MANUFACTURING

During fiscal 2000, all of the wafers we shipped directly or that were assembled as finished products were manufactured in our San Jose, California facility. This wafer manufacturing facility has the capacity to produce up to 15,000 five inch wafers per month. The maximum practical number of wafers may be less, or more, than this at any specific time due to the number of masking levels or other critical process steps demanded by the current product mix. We believe that our in-house wafer fabrication facility provides us with the ability to produce competitive products because it allows close collaboration between our design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs, and accelerates product introduction schedules.

During periods of low demand, the high fixed costs associated with our wafer fabrication factory have had a serious impact on our ability to run a profitable operation. For example, during the last three-quarters of fiscal 1997, all of fiscal 1998, and the first half of fiscal 1999, and fiscal 2000 our operating results were negatively impacted due to low utilization of the factory. During some of this time, we operated the factory at less than 50% of capacity.

Because of the unique nature of our manufacturing processes, it would be difficult for us to arrange for independent suppliers to make wafers for us in a short period of time. If a fire, natural disaster, utility interruption or any other event prevents us from operating the factory for more than a few days, our revenue and financial condition could be severely impacted. We believe that we have sufficient manufacturing capacity to meet our near term plans although prolonged problems with any specific piece of equipment could cause us to miss our goals. At periods of peak demand in the past we have subcontracted some production to outside foundries. If this situation arises again there are a number of foundries which, given appropriate lead times, could meet some of our needs. However, we cannot guarantee that we will be able to meet our customers required delivery schedules.

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

Our products are packaged by a limited number of third party subcontractors in Indonesia and other Asian countries. Some of the raw materials included in these operations are obtained from sole source suppliers. Although we seek to reduce our dependence on sole and limited source suppliers both for assembly services and for materials, disruption or financial, operational, production, yield or quality assurance difficulties at any of these sources could occur and cause us to have severe delivery problems.

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of March 26, 2000 with their respective ages and positions were:

      NAME                      AGE                        POSITION
      ----                      ---                        --------
      Brad Whitney............   46   President, Chief Executive Officer and Director
      Joy Leo.................   39   Vice President, Finance, Administration and Chief
                                      Financial Officer
      Tarsaim Batra...........   61   Vice President, Manufacturing and Chief Operating
                                      Officer
      Moiz B. Khambaty........   66   Vice President, Technology
      Ron Laugesen............   61   Vice President, Product Engineering
      Jerry DaBell............   54   Senior Vice President, Design Engineering

Mr. Whitney joined the Company in January, 2000 as President, Chief Executive Officer and a member of the Board of Directors. Prior to joining IMP, Mr. Whitney served as Senior Vice President of New Business for Bourns Incorporated. From 1992 until 1997, he served as President and Chief Operating Officer of Linfinity Microelectronics Incorporated,

Ms. Leo joined the Company in February, 2000 as Vice President of Finance and Chief Financial Officer. Ms. Leo joins IMP from Innomedia Incorporated of San Jose, California, where she served as Vice President of Finance, Operations and Administration from 1998 until 2000. From 1995 - 1998 she served as Vice President and Finance and Chief Financial Officer of Philips Components, a division of Philips Electronics NV.

Dr. Batra joined the Company in November 1994 as a yield improvement consultant. In May 1995, he was promoted to Manager, Operations Research. In November 1996, he was promoted to Director of Manufacturing and in February 1997 he was promoted to Vice President, Manufacturing. In November 1999, he was promoted to Chief Operating Officer. Prior to joining IMP, Dr. Batra's thirty year career in the semiconductor industry encompassed various manufacturing, engineering and research positions. He was General Manager, Semiconductor Division of California Micro Devices from 1989 to 1994.

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

Mr. DaBell joined the Company in May 1988 as Vice President of Design Technology. In July 1988 he was promoted to Vice President of Design Engineering. In March 1993 he was assigned to the position of Vice President, Business Development and in May 1997 was promoted to Senior Vice President, Product Development. From 1973 to 1988 Mr. DaBell was employed in various design engineering and management positions with Gould Electronics (AMI, Inc.). From 1971 to 1973 he served as an instrumental engineer with the General Electric Company.

Officers are elected by and serve at the discretion of the Board of Directors.

EMPLOYEES

As of March 26, 2000, IMP employed approximately 172 people, including approximately 85 in manufacturing; 27 in manufacturing support; 31 in research and development, including process development, circuit design, product and test engineering; 7 in sales and marketing; and 22 in administrative, financial and management positions.

None of our employees are represented by collective bargaining agreements, nor have we ever experienced any work stoppage through employee initiated actions. We believe that our employee relations are good.

Our ability to attract and retain qualified personnel is essential to our future success. The number of skilled analog designers and other specialized engineers and technicians qualified to meet the demands of IMP's business is particularly limited, and competition for these people is intense. Our growth also requires the hiring or training of middle and upper-level managers. If we are unable to hire, retain, and motivate enough qualified technical and management people, our operations and financial results will be adversely affected.

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

ITEM 2. PROPERTIES

The Company's primary manufacturing activities and process technology research and development activities are located in a 59,000 square foot building in San Jose, California leased under agreements expiring in fiscal 2006. The Company has the right to extend these leases for one additional six-year period. The Company's general administrative activities, sales and marketing and certain engineering activities are located in a nearby 22,000 square foot building leased under an agreement expiring in fiscal 2006. The Company's internal circuit design research and development activities are performed in a 5,500 square foot office located in Pleasanton, California under an agreement expiring in fiscal 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as one of many defendants in a legal action. (See Notes to Financial Statements, Note 5)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 26, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company was traded on the Nasdaq National Market under the symbol "IMPX". As of April 7, 1999, the Common Stock of the Company began trading on the Nasdaq Smallcap Market. The following tables set forth the high and the low last reported sales price for the Common Stock as reported by the Nasdaq National Market. All share price figures reflect the 1-for-10 reverse split that occurred during fiscal year 1999.

                          FISCAL YEAR END               FISCAL YEAR END
                           MARCH 26, 2000                MARCH 28, 1999
                       ---------------------         ---------------------
                        HIGH            LOW           HIGH           LOW
                       -------         -----         -------       -------
First Quarter          $  4.25         $2.31         $ 15.31       $  9.06
Second Quarter         $  4.50         $1.06         $  9.37       $  3.12
Third Quarter          $  6.12         $2.00         $  6.56       $  1.88
Fourth Quarter         $  8.06         $3.06         $  7.81       $  3.12

The Company intends to retain any future earnings for the use in its business and, accordingly, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

As of June 16, 2000, there were approximately 855 shareholders of record (not including beneficial holders of stock held in street name) of the Company's Common Stock, which closed at $2.75 per share on the Nasdaq Smallcap Market as of that date.

ITEM 6. SELECTED FINANCIAL DATA

                                                            FISCAL YEAR ENDED(1)
                                       -------------------------------------------------------------
                                       MARCH 26,    MARCH 28,    MARCH 29,    MARCH 30,    MARCH 31,
                                         2000         1999         1998         1997         1996
                                       ---------    ---------    ---------    ---------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenues                         $ 34,837     $ 33,391     $ 40,420     $ 64,891     $ 76,827
  Net income (loss)(2)                   (3,601)      (7,919)      (3,799)     (12,367)       5,469
Basic and diluted net income (loss)
    per share(3)                          (1.00)       (2.73)       (1.35)       (4.39)        1.96
Balance Sheet Data:
  Total assets                           18,391       25,961       31,949       37,271       50,733
Long term obligations excluding             857        2,942        6,173        9,074        8,979
    current portion
Stockholders' equity                   $  3,483     $  4,985     $ 10,598     $ 14,301     $ 25,445

(1) The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2000, 1999, 1998, and 1997 each consisted of 52 weeks; and fiscal 1996 consisted of 53 weeks.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated.

                                             FISCAL YEAR ENDED
                                    -----------------------------------
                                    MARCH 26,    MARCH 28,    MARCH 29,
                                      2000         1999         1998
                                    ---------    ---------    ---------
Total revenues                        100.0%       100.0%       100.0%
Cost of Revenue                        81.1         80.4         74.3
                                      -----        -----        -----
      Gross Margin                     18.9%        19.6%        25.7%

Operating Expenses:
      R&D/Design                       13.5         24.5         20.1
      Selling, general and
      administrative                   12.5         15.7         12.7
                                      -----        -----        -----
Operating (loss) income                (7.1)       (20.6)        (7.1)
Other income, net                      (3.2)        (3.1)        (2.3)
                                      -----        -----        -----
(Loss) income before provision
   for income taxes                   (10.3)       (23.7)        (9.4)
Provision for income taxes               --           --           --
                                      -----        -----        -----
Net (loss) income                     (10.3)%      (23.7)%       (9.4)%
                                      -----        -----        -----

Net Revenues. Net revenues in fiscal 2000 increased 4% to $34.8 million, from $33.4 million in fiscal 1999. Net revenues in fiscal 1999 decreased 17% to $33.4 million from $40.4 million in fiscal 1998. The increase in net revenues in fiscal 2000 was primarily due to a increase in sales for the Company's standard products. Foundry product sales accounted for 69% of net revenues in fiscal 2000, 83% in fiscal 1999, and 67% in fiscal 1998. The Company is attempting to shift from foundry product sales to sales of the Company's standard products. The increase in net revenues of standard products from fiscal 1999 to fiscal 2000 is in part due to a one time increase in revenue to Hewlett-Packard. In fiscal 2000, sales to Hewlett-Packard amounted to $4.2 million, representing 12% of the Company's net revenue, while in fiscal 1999, sales to Hewlett-Packard amounted to $2.3 million, or 7% of the Company's net revenue. The decrease in net revenues of standard products from 1998 to fiscal 1999 is the result of a reduction in revenue from Iomega, one of the Company's largest customers. In fiscal 1998, sales to Iomega amounted to $9.0 million, representing 22% of the Company's net revenue for fiscal 1998. In fiscal 1999, sales to Iomega fell to $190,000, a decrease of $8.9 million from fiscal 1998, and accounting for 0.5% of the Company's net revenue for fiscal 1999.

Our sales to customers in the United States, Asia and the rest of the world accounted for 81%, 8%, and 11% respectively, of our net revenues for fiscal 2000, compared to 88%, 6% and 6%, respectively, of the Company's net revenues; for fiscal 1999, and 69%, 29% and 2%, respectively, of the Company's net revenues; for fiscal 1998. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers.

In fiscal 2000, our largest customers were International Rectifier, Hewlett-Packard, Level One, and Linfinity Microelectronics, which accounted for approximately 22%, 12%, 11% and 10%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal 2000. In fiscal 1999, IMP's largest customers were International Rectifier, with 29% of net revenues, and Linfinity Microelectronics, with 16% of net revenues. In fiscal 1998, IMP's largest customer was Iomega Corporation, which accounted for approximately 22% of net revenues. International Rectifier accounted for approximately 14% of net revenues in fiscal 1998. Three other customers, Level One, Colorado Memory Systems and Linfinity, exceeded 10% of sales and accounted for a total of approximately 32% of net revenues.

Cost of revenues. Cost of revenues as a percentage of net revenues was 81% in fiscal 2000 compared to 80% in fiscal 1999 and 74% in fiscal 1998. The 1% increase in cost of revenues as a percentage of net revenues in fiscal 2000 compared to fiscal 1999 was principally the result of lower factory utilization, selling price erosion and product mix changes on standard products. The increase in cost of revenues as a percentage of net revenues in fiscal 1999 compared to fiscal 1998 was due to lower factory utilization, selling price erosion and product mix changes on standard products.

Research and Development Expenses. Research and development expense in fiscal 2000 was $4.7 million, compared to $8.2 million in fiscal 1999, and $8.1 million in fiscal 1998. The decrease from fiscal 1999 to fiscal 2000 was due to cost reduction efforts, including a reduction-in-force in September, 1999 as well as engineers being assigned to revenue producing projects in fiscal 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expense in fiscal 2000 was $4.4 million compared to $5.2 million in fiscal 1999, and $5.1 million in fiscal 1998. The decline in selling, general and administrative expense in fiscal 2000, as compared to fiscal 1999, was primarily due to cost reduction efforts, including a reduction-in-force that occurred in September, 1999, as well as a renegotiation of sales commission agreements which resulted in lower commission expenses in fiscal 2000.

Other Income and Expenses. Net interest and other expenses in fiscal 2000 were $1.1 million compared to $1.0 million in fiscal 1999 and $0.9 million in fiscal 1998. The increase in fiscal 2000 was primarily attributable to lower interest income from decreased cash balances and higher expense due to higher average borrowing and higher interest rates during the fiscal year. The increase in fiscal 1999 compared to fiscal 1998 was primarily attributable to lower interest income from decreased cash balances in fiscal 1999.

The Company had a net loss of $3.6 million in fiscal 2000, or $1.00 per share, compared to a loss of $7.9 million in fiscal 1999 or $2.73 per share, and a loss of $3.8 million in fiscal 1998, or $1.35 per share. The fiscal 2000 and 1999 net losses were primarily attributable to low factory utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $0.3 million at March 26, 2000 from $1.6 million at March 28, 1999, and $11.8 million at March 29, 1998. The decrease from fiscal 1999 to fiscal 2000 was primarily due to continued operating losses, lower borrowing capabilities from our credit facilities due to concentration limitations on qualified accounts receivable and continued repayment of debts. The decrease from fiscal 1998 to fiscal 1999 was primarily due to operating losses, higher inventories and higher accounts receivable.

Cash and cash equivalents provided by operating activities in fiscal 2000 were $1.5 million, compared to cash and cash equivalents used by operating activities in fiscal 1999 of $8.3 million, and cash and cash equivalents provided by operating activities of $4.8 million in fiscal 1998. The fiscal 1999 to fiscal 2000 increase in cash and cash equivalents provided by operating activities was primarily due to lower operating losses and lower accounts receivable. The fiscal 1998 to fiscal 1999 decrease in cash and cash equivalents was due to increased operating losses, higher inventory levels and higher accounts receivable.

Cash and cash equivalents used for investing activities were $1.4 million in fiscal 2000, approximately $1.8 million in fiscal 1999, and $700,000 in fiscal 1998, reflecting cash invested in property and equipment acquisitions.

Cash and cash equivalents used in financing activities were approximately $1.5 million in fiscal 2000. The Company received proceeds of $4.3 million from a credit facility, including $1.7 million in equipment notes payable, repaid $4.9 million on the credit facility, repaid $1.1 million of equipment notes payable, and made principal payments of $1.9 million on capital lease obligations. In addition, the Company had proceeds from the sale of stock of $2.1 million. In fiscal 1999, the Company received proceeds of $4.0 million from a credit facility, repaid $3.2 million of equipment notes payable, and made payments on capital lease obligations and notes payable in the amount of $3.1 million. In fiscal 1998 the Company paid $5.7 million on notes and capital lease.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million financing facility. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million in debt financing based on accounts receivable and inventory balances at 1.5% over prime. On March 26, 2000 the debt balance was $3.1 million and the availability was $6.4 million. However, the availability was severely limited by concentration limitations on qualified accounts receivable.

During the second quarter of fiscal year 2000, the Company was unable to meet its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 due to a cross default clause in the revolving credit facility agreement. The Company has renegotiated the payment terms under the equipment notes payable amounting to $1,086,000 and capital lease obligations with an aggregate balance of $2,655,000 as of March 26, 2000. However, the Company has been unable to renegotiate the payment terms under one capital lease obligation amounting to $872,000 as of March 26, 2000. As of June 26, 2000, the lessor has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, as of June 26, 2000, the Company remains in default of the revolving credit facility and capital lease obligations with an aggregate total balance of $4,934,000 as of March 26, 2000 due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.

The Company's current portion of debt and capital lease obligations of $7.0 million is comprised of (i) $2.5 million of equipment notes payable, (ii) $1.7 million of the accounts receivable revolver, and (iii) $2.8 million of capital lease obligations. The capital lease obligations are comprised of twelve individual leases of which seven (comprising 34% of the total dollar amount of the current obligations) are currently not in default and five (comprising 66% of the total current obligations) are currently in default.

The Company's long term portion of debt and capital lease obligations of $857,000 is comprised of capital lease obligations only. The capital lease obligation is comprised of three creditors that account for the outstanding long-term portion of the capital lease obligation.

The Company's operating needs are funded principally from the collection of accounts receivable. As discussed previously, the Company has been unable at times to pay all of its obligations. Should the Company's cash flow from collection of accounts receivable decline by reason of delays in collections or a decrease in sales, the Company could find itself again unable to meet its obligations currently.

As of March 26, 2000 we had cash and cash equivalents of approximately $261,000. Our cash and cash equivalents have declined over each of the past several quarters. However, as discussed below, on June 26, 2000, the Company sold 4,793,235 shares of its Common Stock for a cash purchase price of $3,930,000. A substantial portion of the proceeds was used to pay existing obligations. If we continue to report operating losses and negative cash flow, we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Even as the Company focuses on short-term liquidity concerns, management recognizes the need to build momentum and identify the additional capital that will be required in the long term to foster the Company's continued growth. To ensure an improvement in the Company's liquidity and capital resources, the Company has implemented tighter cash management practice and has focused heavily on balance sheet management.

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. Under this agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia would make an additional equity investment in the Company. The Phase Two Stock Purchase Agreement was approved by the shareholders of the Company the Company's annual meeting held on June 14, 2000. Upon subsequent completion of the transaction, Teamasia and its affiliates were issued 4,793,235 shares of common stock in exchange for $3.9 million. As of June 26, 2000, Teamasia owned approximately 5,464,000 shares of common stock representing a 51% ownership of the Company on a fully diluted basis. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia was required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requested. During this period, Teamasia did not provide the Company with additional financing and as such, there was no repayment at the closing of the Phase Two Stock Purchase Agreement.

As of June 26, 2000, the Company believes that its existing cash and cash equivalents of $3.9 million from the sale of equity securities described in Note 4 to the attached financial statements together with the cash generated from operations, available borrowings under its credit facility and other financing options, will be sufficient to fund acquisitions of equipment and provide adequate working capital through at least the next twelve months. The Company will continue to focus heavily on cash management practices and on balance sheet management.

YEAR 2000 ISSUES

The Company conducted a Year 2000 readiness program (the "Y2K Program") to ensure that its information systems and other date-sensitive equipment continue uninterrupted into the Year 2000. All of the Company's essential processes, systems and business functions were compliant with the Year 2000 requirements by the end of 1999. The Company did not experience any Year 2000 consequences that affected its business, financial position, liquidity or results of operations. The costs of the Company's Y2K Program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems that also improved business functionality. The total cost to the Company of its Y2K Program has not been and is not presently anticipated to be material to the Company's business, financial position, liquidity or results of operations. See "Factors That May Affect Future Results -- Year 2000 Compliance" below.

FACTORS AFFECTING FUTURE RESULTS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

There May Be A Short-term Need for A Cash Infusion into the Company

The Company has minimal financial resources and operating needs are funded principally from the collection of accounts receivable. Should the cash flow from accounts receivable be lessened or interrupted by slow collections, limited borrowing capabilities from our credit facility, or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

We May Continue to Report Losses and Negative Cash Flow in the Future

Although we experienced a growth in revenues in the last two quarters of fiscal 1999, we have reported operating losses and negative cash flow since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved, there is substantial risk that we will continue to report losses and negative cash flow in the future. Our cash balance has decreased over each of the last several quarters. As of March 26, 2000 we had cash and cash equivalents of approximately $261,000. If we do continue to report operating losses and negative cash flow we will need to obtain additional funding beyond the Teamasia cash infusions to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Our Common Stock Price May Be Volatile Because Our Stock Trades on the Nasdaq Smallcap Market

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX." Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the Common Stock.

Control by Existing Shareholders

As of June 15, 2000, Teamasia Semiconductors PTE Limited and its affiliates beneficially owned, in the aggregate, 51% of the fully diluted Common Stock of the Company. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could be a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain total control of the Company.

Our Success Depends on Operating Our Foundry at High Capacity.

In the near term our success depends on our ability to attract additional orders from new and existing customers for our analog and high-voltage wafer fabrication services. In the past, during periods of low demand, high fixed wafer fabrication costs have had a material adverse effect on our results of operations. For example, during the last three quarters of fiscal 1997, all of fiscal 1998, the first half of fiscal 1999, and fiscal 2000, our operating results were materially adversely affected by the low utilization of the Company's manufacturing facility.

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

Due to the current demand for semiconductors of all types, including both foundry services and analog integrated circuits, we expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

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

If We Cannot Manufacture Products in Sufficient Quantity or Quality, Our Business Will Be Materially Harmed.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of our costs of manufacturing are fixed, and, consequently, the number of shippable die per wafer for a given product is critical to our results of operations. If we do not achieve acceptable manufacturing yields, or if we experience product shipment delays, or if we encounter capacity constraints, or issues related to volume production ramp-ups, our financial condition or results of operations would be materially and adversely affected. We have from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, we cannot be sure that we will be able to maintain acceptable manufacturing yields in the future.

We manufacture all of our wafers at the one fabrication facility in San Jose. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any inability to utilize our manufacturing facility as a result of fire, natural disaster or utility interruption, otherwise, would have a material adverse effect on our financial condition or results of operations. Although we believe that we have adequate capacity to support our near term plans, we have in the past subcontracted the fabrication of a portion of our wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the necessary foundry capacity.

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

Dependence on Key Personnel

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The loss of Dr. Khambaty, key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.

Year 2000 Compliance

The Company has completed its Year 2000 Program and generally believes that its products, IT systems and non-IT systems are Year 2000 compliant. At this time the Company has not experienced any Year 2000 compliance problems. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnectedness of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect the Company's operations and business, or expose it to third-party liability.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of implementing FIN 44 on the Company's financial statements has not yet been determined.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The impact of the implementing SFAS 133 on the Company's financial statements is not anticipated to be significant as the Company does not currently purchase derivative securities.

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

                                                                                                        PAGE
                                                                                                        ----
Financial statements:

Report of Independent Accountants..................................................................       24
Balance sheets as of March 26, 2000 and March 28, 1999.............................................       25
Statements of operations for each of the three years in the period ended March 26, 2000............       26
Statement of stockholders' equity for each of the three years in the period March 26, 2000.........       27
Statements of cash flows for each of the three years in the period ended March 26, 2000............       28
Notes to financial statements......................................................................       29

Financial statement schedules for each of the three years in the period ended March 26, 2000

Report of Independent Accountants on Financial Statement Schedules..................................       44
Schedule II - Valuation and Qualifying Accounts.....................................................       45

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IMP, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IMP, Inc. at March 26, 2000 and March 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has failed to make the scheduled payments due under certain of its notes payable and capital lease obligations due to ongoing liquidity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 19, 2000

                                    IMP, Inc.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                         MARCH 26,      MARCH 28,
                                                           2000           1999
                                                         ---------      ---------
ASSETS
Current Assets:
  Cash and cash equivalents                              $    261       $  1,606
  Accounts receivable, net of allowances
    for doubtful accounts and returns of
    $220 and $2,529                                         4,918          9,191
 Accounts receivable from a related party                      85             --
  Inventories                                               6,724          6,076
  Other current assets                                         67            693
                                                         --------       --------
     Total current assets                                  12,055         17,566
                                                         --------       --------
Leasehold improvements and machinery and equipment:
  Leasehold improvements                                    9,072          9,072
  Machinery and equipment                                  83,696         82,299
                                                         --------       --------
                                                           92,768         91,371
  Less accumulated depreciation and amortization          (86,854)       (83,470)
                                                         --------       --------
  Net leasehold improvements and
     machinery and equipment                                5,914          7,901
                                                         --------       --------
Deposits and other long term assets                           422            494
                                                         --------       --------
                                                         $ 18,391       $ 25,961
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt                                $  4,191       $  5,212
  Current portion of capital lease obligations              2,788          3,216
  Trade accounts payable                                    2,814          6,375
  Accrued payroll and related expenses                      1,162          1,322
  Other current liabilities                                 3,096          1,909
                                                         --------       --------
     Total current liabilities                             14,051         18,034
                                                         --------       --------
  Long term portion of debt                                    --            594
                                                         --------       --------
  Long term portion of capital lease obligations              857          2,348
                                                         --------       --------

Commitments & contingencies (Notes 5 and 8)

Stockholders' equity:
  Convertible preferred stock, $0.001 par
     value; 5,000 shares authorized; no shares
     issued and outstanding                                    --             --
  Common stock, $0.01 par value; 50,000
     shares authorized; 4,246 and  3,569 shares
     issued and outstanding                                    42             35
  Additional paid in capital                               74,763         72,671
  Accumulated deficit                                     (67,425)       (63,824)
  Treasury stock; at cost, 203 shares                      (3,897)        (3,897)
                                                         --------       --------
     Total stockholders' equity                             3,483          4,985
                                                         ========       ========
                                                         $ 18,391       $ 25,961
                                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                      FISCAL YEAR ENDED
                                           ---------------------------------------
                                           MARCH 26,      MARCH 28,      MARCH 29,
                                             2000           1999           1998
                                           ---------      ---------      ---------
Net revenues:
  Component                                $ 29,898       $ 31,087       $ 38,481
  Design and Engineering services             4,939          2,304          1,939
                                           --------       --------       --------
                                             34,837         33,391         40,420
                                           --------       --------       --------
Cost of revenues
  Component                                  25,915         25,563         28,896
  Design and Engineering services             2,356          1,273          1,136
                                           --------       --------       --------
                                             28,271         26,836         30,032
                                           --------       --------       --------
Gross profit                                  6,566          6,555         10,388
                                           --------       --------       --------
Operating expenses:
  Research and development                    4,693          8,191          8,121
  Selling, general and administrative         4,370          5,243          5,142
                                           --------       --------       --------
Total operating expenses                      9,063         13,434         13,263
                                           --------       --------       --------
Loss from operations                         (2,497)        (6,879)        (2,875)
Interest and other expense, net              (1,104)        (1,040)          (924)
                                           --------       --------       --------
Net loss                                   $ (3,601)      $ (7,919)      $ (3,799)
                                           ========       ========       ========

Net loss per common share:
  Basic and diluted                        $  (1.00)      $  (2.73)      $  (1.35)
                                           ========       ========       ========

Shares used in per share computation:
  Basic and diluted                           3,602          2,901          2,823
                                           ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                   COMMON STOCK       ADDITIONAL                               TOTAL
                                               --------------------     PAID IN   ACCUMULATED    TREASURY   STOCKHOLDERS'
                                                SHARES      AMOUNT      CAPITAL      DEFICIT      STOCK        EQUITY
                                               --------    --------   ----------  -----------    --------   -------------
Balance, March 30, 1997                           3,028    $     30    $ 70,274    $(52,106)    $ (3,897)    $ 14,301

Issuance of common stock under incentive
stock option plan and employee stock                  6          --          96          --           --           96
purchase plan

Net loss                                             --          --          --      (3,799)          --       (3,799)

                                               --------    --------    --------    --------     --------     --------
Balance, March 29, 1998                           3,034          30      70,370     (55,905)      (3,897)      10,598

Issuance of common stock under incentive
  stock option plan and employee stock
  purchase plan                                       8          --          53          --           --           53

Issuance of common stock and warrants in
  conjunction with equity financing                 527           5       2,248          --           --        2,253

Net loss                                             --          --          --      (7,919)          --       (7,919)
                                               --------    --------    --------    --------     --------     --------

Balance, March 28, 1999                           3,569          35      72,671     (63,824)      (3,897)       4,985

Issuance of common stock under
  incentive stock option
  plan and employee stock purchase plan               6          --          14          --           --           14

Issuance of common stock in
  conjunction with stock purchase agreement         671           7       2,043          --           --        2,050

Issuance of warrants to a consultant                                         35                                    35

Net loss                                             --          --          --      (3,601)          --       (3,601)
                                               --------    --------    --------    --------     --------     --------
Balance, March 26, 2000                           4,246    $     42    $ 74,763    $(67,425)    $ (3,897)    $  3,483

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          FISCAL YEAR ENDED
                                                                 -----------------------------------
                                                                 MARCH 26,    MARCH 28,    MARCH 29,
                                                                   2000         1999         1998
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net loss                                                       $ (3,601)    $ (7,919)    $ (3,799)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                                     3,384        4,923        6,262
  Warrants issued to consultant                                        35           --
  Bad debt expenses                                                   (35)        (187)         675
  Provision for obsolete and slow moving inventory                    358         (305)        (585)
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                        4,308       (3,647)          80
  Decrease (increase) in accounts receivable from a related party     (85)          --           --
  Decrease (increase) in inventories                               (1,006)      (2,707)         827
  Decrease (increase) in other current assets                         626          257         (191)
  Decrease (increase) in long term assets                              72         (119)        (300)
  Increase (decrease) in trade accounts payable                    (3,561)         357        1,907
  Increase (decrease) in accrued payroll and related expenses        (160)        (632)         391
  Increase (decrease) in other current liabilities                  1,187        1,633         (474)
                                                                 --------     --------     --------
Net cash provided by (used in) operating activities                 1,522       (8,346)       4,793
                                                                 --------     --------     --------
Cash flows from investing activities:
  Net cash used for investing activities
    for purchases of capital equipment                             (1,379)      (1,830)        (688)
                                                                 --------     --------     --------
 Cash flows from financing activities:
   Principal proceeds from credit facility                          2,601        3,953           --
   Principal proceeds from equipment notes payable and
    term loan                                                       1,731           --           --
   Principal payments on credit facility                           (4,887)          --           --
   Principal payments on equipment notes payable                   (1,060)      (3,164)      (1,740)
   Principal payments under capital lease obligations              (1,937)      (3,132)      (3,948)
   Proceeds from issuance of common stock                           2,064        2,253           --
   Proceeds from exercise of options to purchase common stock          --           53           96
                                                                 --------     --------     --------
   Net cash used in financing activities                           (1,488)         (37)      (5,592)
                                                                 --------     --------     --------
   Net decrease in cash and cash equivalents                       (1,345)     (10,213)      (1,487)
   Cash and cash equivalents at beginning of  period                1,606       11,819       13,306
                                                                 --------     --------     --------
   Cash and cash equivalents at end of period                    $    261     $  1,606     $ 11,819
                                                                 ========     ========     ========
 Supplemental information:
   Cash paid during the year for interest                        $  1,106     $  1,205     $  1,504
                                                                 ========     ========     ========
   Acquisition of equipment under capital lease obligations      $     18     $    610     $  2,245
                                                                 ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                   Years ended March 26, 2000, March 28, 1999,
                               and March 29, 1998

Note 1 - The Company and its significant accounting policies

IMP, Inc. (the "Company") develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications.

Fiscal year - The Company's fiscal year ends on the Sunday nearest March 31. Fiscal 2000, 1999 and 1998 each consisted of 52 weeks.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the months of August, September, and October 1999, the Company failed to make the scheduled payments due under its equipment notes payable and substantially all of its capital lease obligations (see Notes 2 and 8). These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into on April 30, 1999 (see Note 2) due to a cross default clause in the revolving credit facility agreement.

The Company has successfully renegotiated the payment terms under the equipment notes payable amounting to $1,086,000 and capital lease obligations amounting to $2,655,000 as of March 26, 2000. However, the Company was unable to renegotiate the payment terms under one capital lease obligation amounting to $872,000 as of March 26, 2000. As such, this obligation remained in default through March 26, 2000. Subsequent to March 26, 2000, the lease term under this capital lease expired. Due to ongoing liquidity deficiencies, the Company was unable to immediately exercise its buy-out option under this capital lease. The Company has negotiated with the lessor and continues to lease the equipment on a month-to-month basis and intends to continue to do so until such time as the Company is able to satisfy the buy-out obligation. The Company is working with another capital leasing facility to refinance this obligation. As of June 16, 2000, the lessor has not required acceleration of payment of such obligation.

As of June 16, 2000, the Company remains in default of the revolving credit facility and the capital lease obligations with balances of $3,100,000 and $1,829,000 as of March 26, 2000, respectively, due to cross default clauses in these agreements. The indebtedness related to agreements in which the Company remains in default is classified as current on the Company's balance sheet because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

As discussed above, the Company is currently in the process of renegotiating certain of the capital leases and expects to successfully reach agreements such that the Company's indebtedness will not become immediately due and payable. On June 15, 2000, the Company received $3.9 million from the sale of equity securities (see Note 4). Management believes that the implementation of its operating plans in conjunction with the successful renegotiation of the obligations and the cash received from the sale of equity securities will be sufficient to fund the Company's operations for at least the next 12 months.

If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its capital lease obligations, or if the creditors of the obligations in default under cross default clauses exercise their rights to accelerate the payment terms, or if management's operating plans don't materialize, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents - The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at March 26, 2000 and March 28, 1999.

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

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

                                MARCH 26, 2000   MARCH 28, 1999
                                --------------   --------------
                                        (IN THOUSANDS)
            Raw materials           $  722            $1,103
            Work-in-process          4,484             4,120
            Finished goods           1,518               853
                                    ------            ------
                                    $6,724            $6,076
                                    ======            ======

Leasehold improvements and machinery and equipment - Leasehold improvements and machinery and equipment are stated at cost and are amortized using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years. Machinery and equipment at March 26, 2000 and March 28, 1999 includes $10.2 million and $15.2 million, respectively, of assets under lease that have been capitalized. Accumulated depreciation for such machinery and equipment approximated $8.7 million and $11.4 million, respectively.

The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disclosed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the financial statements.

Revenue recognition - Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers.

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

Options to purchase 264,000, 262,000 and 234,000 shares of common stock were outstanding at March 26 2000, March 28, 1999 and March 29, 1998, respectively, but were not included in the computation of diluted net loss per share as the Company was in a loss situation and to do so would have been anti-dilutive.

Concentration of credit risk - The Company performs credit evaluations of its customers and maintains reserves for losses. At March 26, 2000 customers individually representing more than 10% of the Company's 2000 net revenues also accounted for 36% of accounts receivable. At March 28, 1999, customers individually representing more than 10% of the Company's 1999 net revenues also accounted for 39% of accounts receivable. The Company's products are primarily sold to resellers.

During fiscal 2000, 1999, and 1998, sales to certain customers individually represented more than 10% of the Company's net revenues as follows:

                                        2000     1999     1998
                                        ----     ----     ----
            Iomega                        *        *       22%
            International Rectifier      22%      29%      14%
            Level One                    11        *       11%
            CMS, a subsidiary of
              Hewlett Packard            12%       *       11%
            Linfinity                    10%      16%      10%

* less than 10% of net revenues

Reverse stock split - Effective January 13, 1999, the Company effected a one-for-ten reverse stock split of its common stock. All shares and per share amounts in this report have been retroactively restated to reflect such reverse split.

Financial statements comparability - Certain prior years balances were reclassified to conform to current year presentation.

Recent accounting pronouncements - In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No.
25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of implementing FIN 44 on the Company's financial statements is not anticipated to be significant.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The impact of the implementing SFAS 133 on the Company's financial statements is not anticipated to be significant as the Company does not currently purchase derivative securities.

Note 2 - Debt

Debt consists of the following:

                                              MARCH 26,     MARCH 28,
                                                 2000          1999
                                              ---------     ---------
                                                   (IN THOUSANDS)
      Credit facility                          $ 1,667       $ 3,953
      Credit facility equipment term loan        1,438             0
      Equipment notes payable                    1,086         1,853
                                               -------       -------
      Total debt                                 4,191         5,806
      Less current portion                      (4,191)       (5,212)
                                               -------       -------
      Long term portion of debt                $     0       $   594
                                               =======       =======

Credit Facility - On April 30, 1999, the Company entered into a revolving credit facility with The CIT Group. The maximum and minimum amount of the borrowing is $9.5 million and $2.5 million, respectively. $7.5 million of the facility allows the Company to borrow up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw material inventory. $2.0 million of the facility is for term loans relating to equipment. The facility is for a minimum period to April 30, 2002. The interest rate for the revolving credit facility is prime rate plus 1.5%, and the term loan is prime rate plus 2%. The facility is collateralized by inventory, equipment and fixtures, and other assets, excluding all assets under leases from other financiers. On March 26, 2000, the availability under the credit facility amounted to $6.4 million less. However, the availability was severely limited by concentration limitations on qualified accounts receivable.

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

See discussion under Note 1 regarding defaults on payments.

Note 3 - Other Current Liabilities

Other current liabilities consist of the following:

                                MARCH 26,   MARCH 28,
                                  2000        1999
                                --------    --------
                                   (IN THOUSANDS)
      Equipment Liabilities      $  740      $  476
      Accrued Commissions           607         638
      Accrued Royalties             607         453
      Other                       1,142         342
                                 ------      ------
                                 $3,096      $1,909
                                 ======      ======

Note 4 - Stockholders' equity

Equity - In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a private corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. The sale of all of the shares and therefore the receipt of all of the $2,050,000 was subject to the Company's compliance with certain terms and conditions. The Company met such terms and conditions and has received all of the $2,050,000. The agreement placed certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement. Under the agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication. See Note 9 for a description of transactions with Teamasia during fiscal 2000.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia would make an additional equity investment in the

Company. The Phase Two Stock Purchase Agreement was approved by the shareholders of the Company at the Company's annual meeting held on June 14, 2000. Upon subsequent completion of the transaction, Teamasia and its affiliates were issued 4,793,235 shares of common stock in exchange for $3.9 million. As of June 16, 2000, Teamasia owned approximately 5,464,000 shares of common stock representing a 51% ownership of the Company on a fully diluted basis. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia was required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requested. During this period, Teamasia did not provide the Company with additional financing and as such, there was no repayment at the closing of the Phase Two Stock Purchase Agreement.

Employee stock purchase plan - In December 1986, the Company adopted a qualified "employee stock purchase plan" under Section 423 of the Internal Revenue Code, which was effective on June 10, 1987, upon the completion of the Company's initial public offering of its common stock. Shares are purchased by participants at 85% of the lower of the fair market value at the date of entry into the plan or at the end of the offering period through payroll deductions (up to 15% of participants base compensation). During fiscal 2000, 6,000 shares at an aggregate price of approximately $14,000 were issued. During fiscal 1999, 8,000 shares at an aggregate price of approximately $53,000 were issued. During fiscal year 1998, 5,600 shares at an aggregate price of approximately $96,000 were issued.

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

In September 1997, substantially all stock options with exercise prices in excess of $1.44, with the exception of directors and officers, and in February 1998, substantially all stock options with exercise prices in excess of $1.16, were cancelled and replaced with new options with an exercise price of $1.44 and $1.16, respectively.

The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares vested at the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

Summary of option activity - The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the years ended March 26, 2000, March 28, 1999, and March 29, 1998, (in thousands, except per share amounts):

                                    2000                 1999                  1998
                             -------------------   -------------------   -------------------
                                        WEIGHTED              WEIGHTED              WEIGHTED
                                         AVERAGE               AVERAGE               AVERAGE
                             SHARES       PRICE    SHARES       PRICE    SHARES       PRICE
                             ------     --------   ------     --------   ------     --------
Options outstanding at
  beginning of fiscal year     262       $10.97      234       $13.00      123       $29.60
Options granted                135         2.33       58         5.16      356        13.10
Options canceled              (133)       10.35      (30)       15.46     (244)       21.50
Options exercised               --           --        0           --       (1)       12.50
                              ----       ------     ----       ------     ----       ------
Options outstanding
  at end of fiscal year        264       $ 6.84      262       $10.97      234       $13.00
                              ====       ======     ====       ======     ====       ======
Options exercisable
  at end of fiscal year         86       $12.66      113        13.09       53       $15.50
                              ====       ======     ====       ======     ====       ======

No shares were available for grant under the Company's option plan as of March 26, 2000. As of this date, the Company had commitments to grant options for 1,150,000 shares of common stock. On June 15, 2000, the shareholders approved the adoption of the 1999 and the 2000 stock option plans which authorized 250,000 and 1,000,000 shares, respectively, as available for grant. After granting the 1,150,000 shares as referred to above, the

Company has 41,500 and 58,500 shares available for future grant under the 1999 and the 2000 stock option plans, respectively.

The following table summarizes information with respect to stock options outstanding at March 26, 2000.

                                                             WEIGHTED
                        OUTSTANDING          EXERCISABLE      AVERAGE
                    -------------------   -----------------  REMAINING
                               WEIGHTED           WEIGHTED  CONTRACTUAL
      RANGE OF                 AVERAGE             AVERAGE      LIFE
  EXERCISE PRICES   SHARES      PRICE     SHARES    PRICE     (YEARS)
  ---------------   ------     --------   ------  --------  -----------
   $2.25 - $5.00      160      $ 2.74       11       4.91        9
    5.30 - 11.30        5        8.07        3       8.30        6
   11.60 - 14.40       91       11.97       64      12.01        4
   15.00 - 59.40        8       29.99        8      30.03        4
                      ---      ------       --      -----
                      264                   86
                      ===                   ==

The fair value of options granted in fiscal 2000, 1999 and 1998 was estimated using the Black-Scholes model with the following assumptions:

                              STOCK OPTION PLAN      EMPLOYEE STOCK PURCHASE PLAN
                            ----------------------   ----------------------------
                            2000     1999     1998      2000      1999      1998
                            ----     ----     ----      ----      ----      ----
Expected life (in years)      4         6       4        .5        .5        .5
Risk-free interest rate     6.0%     5.35%    6.2%      5.3%      4.5%      5.4%
Volatility                  135%      135%     85%      135%      135%       75%
Dividend yield                0%        0%      0%        0%        0%        0%

The weighted average fair value of Employee Stock Purchase Plan shares granted during fiscal 2000, 1999 and 1998 was $1.68, $4.57 and $7.30 per share, respectively. The weighted average estimated fair value of shares granted under the Stock Option Plan during fiscal 2000, 1999 and 1998 was $1.98, $4.72 and $14.20, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and employee stock purchase plan, the Company's net loss per share would have been increased to the pro forma amounts below for the years ended March 26, 2000, March 28, 1999, and March 29, 1998:

                                                2000        1999        1998
                                              -------     -------     -------
Pro forma net loss                            $(4,309)    $(8,706)    $(4,494)
Pro forma basic and diluted loss per share    $ (1.20)    $ (3.00)    $ (1.59)

The pro forma effect on net income and earnings per share may not be representative of the pro forma effect on net income in future years.

Warrant - In November 1999, the Company issued a warrant to purchase 20,220 shares at an exercise price of $2.47 per share to a consultant. The warrant was exercisable immediately and will expire in November 2004. The fair value of the warrant was determined as approximately $34,900 on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.92%, dividend yield of 0%, a volatility of 135%, and an expected life of 3 years. This amount was charged as selling, general and administrative expenses.

Note 5 - Litigation

A third party has filed legal action against the Company claiming that some of its products infringe on their patents. The Company disputes such claim and intends to vigorously contest it. Based on the advise of the Company's legal counsel, management does not expect that such claim will have a material adverse effect on the Company or its business.

Note 6 - Income taxes

No provision for federal or state income taxes has been recorded for fiscal years 2000, 1999 and 1998. The Company's provisions are computed by applying the estimated annual tax rate to income, taking into account net operating loss carry forwards and alternative minimum taxes. At March 26, 2000 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $55.7 million and $14.4 million which may be utilized to reduce future taxable income. These amounts expire at various dates, beginning in 2001 through 2020. Such carryforwards may be limited in certain circumstances, including but not limited to, cumulative stock ownership changes of more than 50 percent over a three year period. As a result of the Teamasia transaction described in Note 4, the Company believes that these carryforwards will be limited. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                    MARCH 26,      MARCH 28,
                                                      2000           1999
                                                    ---------      ---------
Net operating loss carryforwards, tax-effected      $ 19,788       $ 22,014
Currently non-deductible expenses                      1,659          5,101
Investment and R&D tax credit                          2,261          2,669
Other                                                   (112)           506
                                                    --------       --------
Total                                                 23,596         30,290
Valuation allowance                                  (23,596)       (30,290)
                                                    --------       --------
Net deferred tax asset                              $     --       $     --
                                                    ========       ========

Management has recorded a full valuation allowance against all of its deferred tax assets on the basis that sufficient uncertainty exists regarding the realizability of the assets. These factors include losses generated in prior years and the lack of carryback capacity to realize deferred tax assets.

Note 7 - Geographic information

The Company is engaged in the design, development, manufacture and marketing of integrated circuits. Revenue has been allocated to countries on the basis of the location to which billings were mailed. Revenue allocated to countries for 2000, 1999 and 1998 are as follows (in millions, except the percentages):

                         MARCH 26, 2000        MARCH 28, 1999        MARCH 29, 1998
                      -------------------   -------------------   -------------------
                      AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
                      ------   ----------   ------   ----------   ------   ----------
United States          $28.3       81%       $29.4       88%       $27.8       69%
Asia                     2.6        8%         2.1        6%        11.8       29%
Rest of the World        3.9       11%         1.9        6%         0.9        2%

Note 8 - Leasing arrangements and commitments

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. Such purchase options require payment of approximately $1.2 million over the next 12 months. The Company intends to exercise such options requiring minimal payments. The Company leases its San Jose facility under a non-cancelable operating lease which was to expire in December 1999; however, the Company exercised an option to extend the lease for an additional six-year period. The Company also leases a facility in Pleasanton under a non-cancelable operating lease which expires in February 2003, with an option to extend the lease for one five-year term. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method and totaled $1,529,000, $1,360,000, and $1,472,000 in fiscal 2000, 1999 and 1998 respectively. Future minimum lease payments, including capitalized purchase options, at March 26, 2000 are as follows (in thousands):

                                                    CAPITAL      OPERATING
FISCAL YEAR ENDING MARCH                             LEASES        LEASES
------------------------                            -------      ---------
2001                                                  3,042         1,714
2002                                                    872         1,762
2003                                                     29         1,799
2004                                                     --         1,768
2005                                                     --         1,817
Thereafter                                               --         1,709
                                                    -------       -------
Total minimum payments                                3,943       $10,569
                                                    =======       =======
Less imputed interest                                  (298)
                                                    -------
Present value of payments under capital leases        3,645
Less current portion                                 (2,788)
                                                    -------
Long-term lease obligations                         $   857
                                                    =======


See discussion under Note 1 regarding default on payments.

Note 9 - Related Party Transactions

As part of the stock purchase agreement entered into in October 1999 (see Note
4), Teamasia agreed to purchase wafers from the Company commencing with the Company's third fiscal quarter 2000. This agreement further stipulates that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the fourth fiscal quarter 2000 and the first and second fiscal quarters 2001. However, the Company and Teamasia have agreed to a two quarter delay as to the purchase quantity commitments.

Receivables balance and revenue from services performed amounted to approximately $85,000 and $134,000 as of, and for the year ended March 26, 2000, respectively. The Company did not have any transactions with Teamasia during fiscal 1999 and 1998.

Note 10 - Subsequent event, revolving credit facility

Commencing on April 1, 2000, the interest rate for the revolving credit facility with The CIT Group is prime plus 2%. The increase in the interest rate of 0.5% is a provision set forth within the revolving credit facility entered into with The CIT Group on April 30, 1999.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

(1)   Identification of Directors:

BOARD OF DIRECTORS OF THE COMPANY

The current board of directors of the Company as of June 1, 2000 with their respective ages and positions were:

                  NAME                                AGE
                  ----                                ---
                  Brad Whitney.........................46
                  Zvi Grinfas..........................59
                  Bernard Vonderschmitt................76
                  Subbarao Pinamaneni..................46

      Mr. Whitney, Chief Executive Officer and President, was appointed to the Board of Directors in January 2000 to fill an existing vacancy. From 1998 to 1999 he served as Senior Vice President of New Business for Bourns, Inc. From 1992 until 1997 he served as President and Chief Operating Officer of Linfinity Microelectronics, Inc.

      Mr. Grinfas, Chairman of the Board, is a co-founder of the Company and has been a director of the Company since its organization in January 1981. He served as Senior Vice President for the Company, managing the Business Development Group, until December 1984. At that time he became Senior Vice President, Engineering, a position he held until May 1986, when he became Vice President, Business Development and Sales Director of Southern Europe of IMP Europe Limited. Mr. Grinfas ceased working for IMP Europe Limited in December 1988, and was then employed as a consultant, which included serving in the function of General Manager, Microelectronic Operations for Elron Electronics Industries, Ltd. from February 1989 through February 1990. Mr. Grinfas served as Chief Executive Officer and President of the Company from August, 1999 until January, 2000; after his service in these capacities, Mr. Grinfas has assumed a reduced role in the management of the Company.

     Mr. Vonderschmitt, was co-founder of Xilinx, Inc. ("Xilinx"), a supplier of field programmable gate arrays. He served as the President of Xilinx from its inception in February 1984 to August 1994 and as its Chief Executive Officer from August 1994 to January 1996 and is currently Chairman of the board of directors of Xilinx. Mr. Vonderschmitt also serves as a director on the boards of directors of Credence Systems Corporation and Sanmina Corporation, as well as private companies. He has been a director of the Company since February 1991.

      Mr. Subbarao Pinamaneni, has over 20 years of experience in the semiconductor industry. He has worked for major semiconductor companies, including National Semiconductor and Altera Semiconductors, in the United States and Asia. His responsibilities have included managing packaging and testing operations. Mr. Pinamaneni is the nominee to the Company's Board of Directors of Teamasia Semiconductors (India) Ltd. pursuant to the provisions of the Stock Purchase Agreement, dated October 8, 1999, by and between the Company and Teamasia, a copy of which is included as Exhibit B to this Proxy Statement. In April 1995, Mr. Pinamaneni filed a voluntary petition for Chapter 11 Bankruptcy which case was concluded in November 1997. Mr. Pinamaneni serves as Managing Director of Teamasia.


(2)   Identification of Executive Officers:

See Part 1, Item 1, "Executive Officers of the Company"

(3) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Information" in the Registrant's

Amended Annual Report on Form 10-K405 for the year ended March 26, 2000 filed with the Securities and Exchange Commission on June 26, 2000.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation received by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company ("Named Executive Officers"), for services rendered to the Company and its subsidiaries whose total salary and bonus for such fiscal year exceeded $100,000 for each of the last three (3) fiscal years and all individuals serving as the registrant's chief executive officer or acting in a similar capacity during the last completed fiscal year ("CEO"), regardless of compensation level.


                           SUMMARY COMPENSATION TABLE

                                                           Long Term
                                                           Securities
                                                 Salary    Underlying    Other   Compensation
                                        Year    ($) (1)    Bonus ($)    Options    ($) (2)
---------------------------------------------------------------------------------------------
Brad Whitney, President, Chief          2000      30,778           --         --          --
Executive
Officer and Director                    1999          --           --         --          --
                                        1998          --           --         --          --
---------------------------------------------------------------------------------------------
Tarsaim Batra, Vice President,          2000     144,942           --     30,000       6,984
Manufacturing and
Chief Operating Officer                 1999     132,126           --         --       6,636
                                        1998     140,200           --     12,445       6,601
---------------------------------------------------------------------------------------------
Moiz Khambaty,                          2000     147,490           --     25,000       9,320
Vice President, Technology              1999     146,480           --         --       9,192
                                        1998     146,449           --     10,000       8,616
---------------------------------------------------------------------------------------------
Ron Laugesen,                           2000     135,291           --     20,000       3,984
Vice President, Product Engineering     1999     137,388           --         --       3,636
                                        1998          --       28,750     10,490       3,600
---------------------------------------------------------------------------------------------
Jerry DaBell,                           2000     152,595           --     25,000       5,289
Senior Vice President,                  1999     153,037           --         --       5,797
Design Engineering (3)                  1998     149,866           --     11,000       5,989
---------------------------------------------------------------------------------------------
Zvi Grinfas,                            2000      81,455           --     29,178       1,044
Former President, and Chief             1999          --           --         --          --
Executive Officer
                                        1998          --           --      2,000          --
---------------------------------------------------------------------------------------------
James Philips Ferguson,                 2000      99,018           --         --       4,534
Former President and Chief Executive    1999     200,008           --         --       9,240
Officer
                                        1998     140,460           --     25,000       7,980
---------------------------------------------------------------------------------------------


(1) Salary includes amounts deferred pursuant to the Company's 401(K) plan. The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years.

(2) Includes the premium paid on behalf of each executive officer for supplemental life insurance plus any other amount as indicated for each individual.

(3)    As of March 27, 2000, Mr. DaBell is no longer an officer of the Company.


OPTION EXERCISES AND HOLDINGS

The table below sets forth information concerning the exercise of stock options during the 2000 fiscal year by the Named Executive officers and those who were formerly Executive Officers during fiscal year 2000 and the unexercised options held as of the end of the 2000 fiscal year by such individuals. For purpose of the latter calculation, the fiscal year end market value of the shares is deemed to be $4.875, the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on Monday, March 27, 2000. No stock appreciation rights were exercised by the Named Executive Officers and those who were formerly Executive Officers during the 2000 fiscal year, and no stock appreciation rights were held by those individuals at the end of such year.

                                                                           VALUE OF UNEXERCISED
                             NUMBER                 NUMBER OF OPTIONS AT   IN-THE-MONEY OPTIONS AT
                           OF SHARES                    FY00-END (#)            FY00-END ($)
                            ACQUIRED      VALUE    ------------------------------------------------
NAME                      ON EXERCISE   REALIZED    EXERCISED  UNEXERCISED  EXERCISED  UNEXERCISED
--------------------------------------------------------------------------------------------------
Brad Whitney                   --          --              --          --          --          --
Tarsaim Batra                  --          --           8,490      33,955      41,389     165,531
Moiz Khambaty                  --          --           6,540      28,460      31,883     138,743
Ron Laugesen                   --          --           7,117      23,373      34,695     113,943
Jerry DaBell                   --          --           7,415      28,585      36,148     139,352
Zvi Grinfas                    --          --           4,791      30,381      23,356     148,107
James Philips Ferguson         --          --              --          --          --          --


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 26, 2000 for
(i) each director (ii) all persons who are beneficial owner of five percent (5%) or more of the Company's Common Stock, (iii) the Company's Chief Executive Officer and the Company's four most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended March 26, 2000, and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.


                                                             Percent of
                                           Number of       Total Shares
     Name                                   Shares          Outstanding(1)
     -----------------------------------------------------------------
     Teamasia Semiconductors PTE Ltd.       671,173 (2)         16.6%
     James Phillips Ferguson (3)              2,500                 *
     Zvi Grinfas (4)                         39,837                 *
     Bernard V. Vonderschmitt                 4,117                 *
     Jerry DaBell (5)                        10,028                 *
     Moiz Khambaty                            7,167                 *
     Subbarao Pinamaneni (6)                      0                 *
     Tarsaim Batra                            9,499                 *
     Ron Laugesen                            11,512                 *
     Brad Whitney (7)                         1,000                 *
     Joy Leo                                      0                 *
     All current directors and
     executive officers as a group (8
     persons)                                73,132              1.8%


*      Less than one percent (1%).

(1) Percentage of beneficial ownership is calculated assuming 4,050,801 shares of Common Stock were outstanding on April 26, 2000. This percentage may include Common Stock of which such individual or entity has the right to beneficial ownership within 60 days of April 26, 2000, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(2) This does not include the 4,793,235 Shares of Common Stock to be issued upon the consummation of the transaction described in Proposal No. 2, below. The address of Teamasia is PSA Building, P.O. Box 512, Singapore 911148.

(3) As of September 1999, Mr. Ferguson is no longer a director or officer of the Company. 3,000 of Mr. Ferguson's shares are held in the Francis L. Ferguson Trust.

(4) 1,298 of the shares beneficially owned by Mr. Grinfas are in the name of Zvi and Eva Grinfas.

(5) As of March 2000, Mr. DaBell is no longer an officer of the Company. Shares beneficially owned by Mr. DaBell are in the name of Jerry and Christy DaBell.

(6) Mr. Pinamaneni is a Managing Director and stockholder of Teamasia PTE Ltd. Mr. Pinamaneni disclaims beneficial ownership of the Company's Common Stock owned by Teamasia Semiconductors PTE Ltd. (except to extent of his beneficial ownership therein).

(7) Shares beneficially owned by Mr. Whitney are in the name of Brad and Gail Whitney.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ending December 26, 1999. Under this agreement, Teamasia is also obligated to place orders with the Company for wafer fabrication.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") under which Teamasia would make an additional equity investment in the Company. The Phase Two Stock Purchase Agreement was approved by the shareholders of the Company the Company's annual meeting held on June 14, 2000. Upon subsequent completion of the transaction, Teamasia and its affiliates were issued 4,793,235 shares of common stock in exchange for $3.9 million. As of June 26, 2000, Teamasia owned approximately 5,464,000 shares of common stock representing a 51% ownership of the Company on a fully diluted basis. During the period between December 15, 1999 and the date of approval of the Phase Two Stock Purchase Agreement, Teamasia was required to use reasonable efforts to provide the Company with additional financing up to the amount of the purchase price upon commercially reasonable terms, if the Company so requested. During this period, Teamasia did not provide the Company with additional financing and as such, there was no repayment at the closing of the Phase Two Stock Purchase Agreement.

EMPLOYMENT CONTRACTS

Except as described below, none of the Company's executive officers have employment contracts or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

By letter agreement between the Company and its new Chief Executive Officer and President, Brad Whitney, dated January 13, 2000, the Company confirmed, among other things, an annual salary of $200,000 along with a severance package that includes twelve (12) months' salary in the event of an involuntary termination of Mr. Whitney's employment without cause. Mr. Whitney will also receive stock options and other employee benefits and can earn a performance-based bonus if the Company meets certain financial results during the 2001 fiscal year and following fiscal years.

By letter agreement between the Company and its new Chief Financial Officer, Joy
E. Leo, effective January 31, 2000, the Company confirmed, among other things, an annual salary of $170,000 along with a severance package that includes six
(6) months' salary in the event of an involuntary termination of Ms. Leo's employment without cause. Ms. Leo will also receive stock options and other employee benefits and can earn a performance-based bonus if the Company meets certain financial results during the 2001 fiscal year and following fiscal years.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.    Financial Statements

      The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

                  -  Report of Independent Accountants

                  -  Balance sheets as of March 26, 2000 and March 28, 1999

                  - Statements of operations for each of the three years in the period ended March 26, 2000

                  - Statement of stockholder's equity for each of the three years in the period ended March 26, 2000

                  - Statements of cash flows for each of the three years in the period ended March 26, 2000

                  -  Notes to financial statements

      (a)   2.    Financial statement schedules for each of the three years in the period ended March 26, 2000:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 28th day of June, 2000.


                                          IMP, INC.



                                          By: /s/ Brad Whitney
                                             ----------------------------------
                                               Brad Whitney
                                               President and CEO

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


                                          President and Chief              March 10, 2000
----------------------------------        Executive Officer
Brad Whitney


/s/  Joy Leo                              Vice President Finance           March 10, 2000
----------------------------------        and Chief Financial
Joy Leo                                   Officer


/s/  Zvi Grinfas                          Director                         March 10, 2000
----------------------------------
Zvi Grinfas


/s/  Subbarao Pinamaneni                  Director                         March 10, 2000
----------------------------------
Subbarao Pinamaneni


/s/  Bernard V. Vonderschmitt             Director                         March 10, 2000
----------------------------------
Bernard V. Vonderschmitt

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of IMP, Inc.

Our audits of the financial statements referred to in our report dated June 19, 2000 appearing in this Annual Report on Form 10-K of IMP, Inc. also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
June 19, 2000

                                   SCHEDULE II

                                    IMP, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)

                              BALANCE AT THE  CHARGED TO               BALANCE AT
                               BEGINNING OF   COSTS AND    DEDUCTION   THE END OF
                                THE PERIOD    EXPENSES*    WRITE-OFFS    PERIOD
                              --------------  ----------   ----------  ----------
Provisions for returns,
allowance and doubtful
accounts and returns:

Year ended March 29, 1998          $2,041      $   674       $    0      $2,715
Year ended March 28, 1999          $2,715      $  (186)      $    0      $2,529
Year ended March 26, 2000          $2,529      $   (35)      $2,274      $  220

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

                                 EXHIBIT INDEX


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