Form 10-Q
period 2000-06-25
IMP INC
filed 2000-08-21
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 25, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number 0-15858

                                    IMP, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                             94-2722142
   (State or other jurisdiction of               (IRS Employer
    incorporation or organization)            Identification No.)

   2830 North First Street, San Jose, CA             95134
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

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at June 25, 2000:  8,839,000

                                    IMP, Inc.
                                   FORM 10-Q
                                  FIRST QUARTER

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
Part I: Financial Information (unaudited)

        Condensed Balance Sheets at June 25, 2000 and March 26, 2000                                               3

        Condensed Statements of Operations for the three months ended June 25, 2000 and June 27, 1999              4

        Condensed Statements of Cash Flows for the three months ended June 25, 2000 and June 27, 1999              5

        Notes to condensed financial statements                                                                    6

        Management's discussion and analysis of financial condition and results of operations                      9

Part II: Other Information

        Item 1. Legal Proceedings                                                                                 15

        Item 3. Defaults by the Company on its Senior Securities                                                  15

        Item 6. Reports on Form 8K                                                                                15

        Signatures                                                                                                16

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                     ASSETS

                                                         JUNE 25, 2000   MARCH 26, 2000
                                                         -------------   --------------
Current assets:
  Cash and cash equivalents                                 $  2,166       $    261
  Accounts receivable - net of allowances for
     doubtful accounts and returns of $220
     and $350                                                  3,708          4,918
  Accounts Receivable from a related party                       659             85
  Inventories                                                  6,552          6,724
  Other current assets                                           280             67
                                                            --------       --------
     Total current assets                                     13,365         12,055
Leasehold improvements and machinery and equipment:
     Leasehold improvements                                    9,072          9,072
     Machinery and equipment                                  83,481         83,696
                                                            --------       --------
                                                              92,553         92,768
    Less accumulated depreciation and amortization           (87,030)       (86,854)
                                                            --------       --------
    Net leasehold improvements and
        machinery and equipment                                5,523          5,914
Deposits and other long term assets                              407            422
                                                            --------       --------
                                                            $ 19,295       $ 18,391
                                                            ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                                   $  2,931       $  4,191
  Current portion of capital lease obligations                 2,658          2,788
  Trade accounts payable                                       2,997          2,814
  Accrued payroll and related expenses                           965          1,162
  Other current liabilities                                    3,575          3,096
                                                            --------       --------
      Total current liabilities                               13,126         14,051

 Long term portion of capital lease obligations                  464            857

Stockholders' equity:
     Convertible preferred stock, $0.001 par value;
         5,000 shares authorized; no shares issued and
         Outstanding
  Common stock, $0.01 par value; 50,000 shares
         authorized; 8,839 and 4,043 shares issued and
         outstanding                                              88             42
  Additional paid-in capital                                  78,578         74,763
  Accumulated deficit                                        (69,064)       (67,425)
  Treasury stock; at cost, 203 shares                         (3,897)        (3,897)
                                                            --------       --------
      Total stockholders' equity                               5,705          3,483
                                                            --------       --------
                                                            $ 19,295       $ 18,391
                                                            ========       ========

             See notes to unaudited condensed financial statements

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                                ----------------------------
                                                JUNE 25, 2000  JUNE 27, 1999
                                                -------------  -------------
Net revenues:
    Components                                     $  7,459       $  9,721
    Design and engineering services                     538            909
                                                   --------       --------
                                                   $  7,997       $ 10,630
Cost of revenues
    Components                                     $  7,328       $  7,980
    Design and engineering services                     238             83
                                                   --------       --------
                                                   $  7,566       $  8,063

Gross profit                                            431          2,567

Operating expenses:
  Research and development                              974          1,576
  Selling, general and administrative                   995          1,553
                                                   --------       --------
Total operating expenses                              1,969          3,129
Loss from operations                                 (1,538)          (562)
Interest and other expenses, net                       (101)          (336)
                                                   --------       --------
Net loss                                           $ (1,639)      $   (898)
                                                   ========       ========
Basic and diluted net loss per share               $  (0.36)      $   (.27)
                                                   ========       ========
Shares used in computing basic and
  diluted net loss per share                          4,572          3,367
                                                   ========       ========


             See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                    THREE MONTHS ENDED
                                                                            -----------------------------------
                                                                            JUNE 25, 2000         JUNE 27, 1999
                                                                            -------------         -------------
Cash flows from operating activities:
  Net loss                                                                     $(1,639)             $  (898)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                                    565                  942
  Provision for obsolete and slow moving inventory                                 182                   --
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                                     1,208                1,888
  Decrease (increase) in accounts receivable from a related party                 (574)                 --
  Decrease (increase) in inventories                                                (9)                (550)
  Decrease (increase) in other current assets                                     (213)                  344
  Decrease (increase) in long term assets                                           15                   --
  Increase (decrease) in trade accounts payable                                    184              (1,941)
  Increase (decrease) in accrued payroll and related expenses                     (196)                (133)
  Increase (decrease) in other current liabilities                                 479                 341
                                                                               -------              -------
Net cash provided by (used in) operating activities                                  2                   (7)
                                                                               -------              -------
Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of capital equipment                                           (174)                (149)
                                                                               -------              -------
Cash flows from financing activities:
  Proceeds from credit facility                                                  2,601                2,601
  Proceeds from equipment notes payable and term loan                            1,731                1,731
  Payments on credit facility                                                   (3,544)              (3,953)
  Payments on equipment notes payable                                           (2,048)                (359)
  Payments under capital lease obligations                                        (524)                (816)
  Proceeds from issuance of common stock                                         3,861                   10
                                                                               -------              -------
  Net cash provided by (used in) financing activities                            2,077                 (786)
                                                                               -------              -------

  Net increase (decrease) in cash and cash equivalents                           1,905                 (942)

  Cash and cash equivalents at beginning of period                                 261                1,606
                                                                               -------              -------
  Cash and cash equivalents at end of period                                  $  2,166              $   664
                                                                               =======              =======
Supplemental information:
  Cash paid during the year for interest                                       $   149              $   336
                                                                               =======              =======
  Acquisition of equipment under capital lease obligations                     $    18              $    18
                                                                               =======              =======


             See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited interim condensed financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. These Financial Statements should be read in conjunction with the audited financial statements for the year ended March 26, 2000 included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year that ends March 25, 2001. For financial reporting purposes, the Company's fiscal year ends on the last Sunday in March.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the months of August, September, and October 1999, the Company failed to make the scheduled payments due under its equipment notes payable and substantially all of its capital lease obligations. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into on April 20, 1999 with The CIT Group due to a cross default clause in the revolving credit facility agreement.

The Company has successfully renegotiated the payment terms under the equipment notes payable and a number of capital lease obligations. However, the Company was unable to renegotiate the terms under one capital lease obligation. Due to ongoing liquidity deficiencies, the Company was unable to immediately exercise its buy-out option under this capital lease. The Company has negotiated with the lessor and continues to lease the equipment on a month-to-month basis and intends to continue to do so until such time as the Company is able to satisfy the buy-out obligation. As of June 25, 2000, the lessor has not required acceleration of payment of such obligation and the Company is actively seeking to arrange alternative capital leasing facilities to refinance this obligation.

On June 15, 2000, the Company received $3.9 million from the sale of equity securities (see Note 8). Management believes that the implementation of its operating plans in conjunction with the successful renegotiation of the lease obligation and the cash received on the sale of equity securities will be sufficient to fund the Company's operations through March 2001.

If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its capital lease obligations, or if the creditors of the obligations in default under cross default clauses exercise their rights to accelerate the payment terms, or if management's operating plans do not materialize, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - CASH

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at June 25, 2000 and March 26, 2000.

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

At June 25, 2000, the Company had cash and cash equivalents of approximately $2,166,000. The Company's cash balance increased as a result of the sale of equity securities to Teamasia Semiconductors (India) Ltd. (see Note 8).

NOTE 3 - INVENTORIES

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following:

                     JUNE 25, 2000      MARCH 26, 2000
                     -------------      --------------
                             (IN THOUSANDS)
                     --------------------------------
Raw materials            $  701          $  722
Work-in-process           5,137           4,484
Finished goods              714           1,518
                         -------         ------
                         $6,552          $6,724
                         =======         ======

NOTE 4 - LEASEHOLD IMPROVEMENTS, MACHINERY AND EQUIPMENT

Leasehold improvements and machinery and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years.

The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the financial statements.

NOTE 5 - REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as specific development phases are completed by the Company and accepted by the customers.

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the periods presented, no adjustments to net loss reported in the condensed statements of operations were necessary to determine net loss available to common shareholders.

Options to purchase 1,382,878 and 261,067 shares of common stock were outstanding at June 25, 2000, and June 27, 1999 respectively, but do not impact diluted EPS as the Company was in a loss situation, and therefore, the effect of these options would have been antidilutive.

NOTE 7 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company leases its San Jose facility under a non-cancelable operating lease which was to expire in December 1999; however, the Company exercised an option to extend the lease for an additional six-year period. The Company also leases a facility in Pleasanton under a non-cancelable operating lease which expires in February 2003, with an option to extend the lease for an additional five-year term. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method.

NOTE 8 - RELATED PARTY TRANSACTIONS

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia Semiconductors (India) Ltd., ("Teamasia"), a private corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices, purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ended December 26, 1999. The agreement places certain restrictions on the use of the funds received by the Company for the sale of stock under the agreement.

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

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing with the Company's third fiscal quarter 2000. This agreement further stipulates that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the fourth fiscal quarter 2000 and the first and second fiscal quarters 2001. However, the Company and Teamasia have agreed to a two quarter delay as to the purchase quantity commitments.

Accounts receivable and revenues from related parties amounted to approximately $659,000 and $1,081,000 as of, and for the quarter ended June 25, 2000, respectively.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards,
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2002 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

NOTE 10 - SUBSEQUENT EVENT

The Lemelson Medical, Education & Research Foundation has filed patent violation legal actions against 88 semiconductor companies and the Company has been named as one of the defendants in this action. The Company has been hereby summoned on August 1, 2000. Management does not expect that such claim will have a material adverse effect on the Company or its business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors Affecting Future Results".

This information should be read along with the unaudited condensed financial statements and notes thereto included in Item I of this Quarterly Report and the audited Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended March 26, 2000 and March 25, 1999, contained in the Company's Annual Report filed on Form 10-K.

Results of Operations - First Quarter of Fiscal 2001 Compared to First Quarter of Fiscal 2000

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                           Three Months Ended
                                                   ---------------------------------
                                                   June 25, 2000       June 27, 1999
                                                   -------------       -------------
Total revenues                                         100.0%              100.0%
Cost of revenues                                        94.6                75.9
                                                       -----               -----
      Gross margin                                       5.4%               24.1%
Operating Expenses:
      Research and development                          12.2                14.8
      Selling, general and administrative               12.4                14.6
                                                       -----               -----
Loss from operations                                   (19.2)               (5.3)
Interest and other expenses, net                        (1.3)               (3.2)
                                                       -----               -----
Net loss                                               (20.5)%              (8.5)%
                                                       =====               =====

Net Revenues. Net revenues decreased 25% to $8.0 million in the first quarter of fiscal 2001, versus $10.6 million in first quarter fiscal 2000. The decrease in net revenues was primarily due to a decrease in sales for the Company's foundry and standard products. Foundry product sales accounted for 68% of net revenues in first quarter fiscal 2001, versus 62% in first quarter fiscal 2000. Standard product sales accounted for 26% of net revenues in first quarter fiscal 2001, from 29% in first quarter 2000. The Company continues its attempt to shift from foundry product sales to sales of standard products.

In first quarter fiscal 2001, our largest customers were International Rectifier, National Semiconductor, Teamasia Semiconductors and Linfinity Microelectronics, which accounted for approximately 23%, 13%, 13% and 9%, of net revenues, respectively.

Cost of revenues. Cost of revenues decreased 6% to $7.6 million in the first quarter of fiscal 2001, versus $8.1 million in first quarter fiscal 2000. Cost of revenues as a percentage of net revenues increased by 19 percentage points in the first quarter fiscal 2001 compared to the same quarter of the prior year principally as a result of lower factory utilization and an increase in the provision for obsolete and slow moving inventories.

Research and Development Expenses. Research and development expense decreased 38% to $1.0 million in the first quarter of fiscal 2001, from $1.6 million in first quarter fiscal 2000. This decrease was due to cost reduction efforts and the assignment of engineers to revenue producing projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 36% to $1.0 million in the first quarter of fiscal 2001, from $1.6 million in first quarter fiscal 2000. This decrease was primarily due to cost reduction efforts as well as renegotiation of sales commission agreements which resulted in lower commission expenses.

Other Income and Expenses. Net interest and other expenses decreased 70% to $0.1 million in the first quarter of fiscal 2001, versus $0.3 million in first quarter fiscal 2000. The decrease in first quarter fiscal 2001 was primarily attributable to lower borrowing on credit facility as compared to first quarter fiscal 2000.

The Company had a net loss of $1.6 million in the first quarter fiscal 2001, or $0.36 per share, compared to a net loss of $898,000 million in fiscal 2000 or $0.27 per share. The fiscal 2001 and 2000 net losses were primarily attributable to low factory utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $2.2 million at June 25, 2000 from $0.3 million at March 26, 2000. The increase during the first quarter fiscal 2001 was primarily due to the cash from the sale of equity securities of $3.9 million offset by net repayment of debts.

Cash and cash equivalents used for investing activities were $0.2 million in the first quarter fiscal 2001, and approximately $0.1 million in the first quarter 2000, reflecting cash invested in property and equipment acquisition.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million financing facility. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million in debt financing based on accounts receivable and inventory balances at 2.0% over prime. On June 25, 2000 the debt balance was $1.9 million and the availability was $5.6 million. However, the availability was severely limited by concentration limitations on qualified accounts receivable.

During the second quarter of fiscal year 2000, the Company was unable to meet its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 and other leases due to cross default clauses in these agreements. The Company has been unable to renegotiate the payment terms under one capital lease obligation. However, as of June 26, 2000, the lessor concerned has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, as of June 26, 2000, the Company remains in default of the revolving credit facility and a number of capital leases due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.

The Company's current portion of debt and capital lease obligations of $5.6 million is comprised of (i) $2.2 million of equipment notes payable, (ii) $0.7 million of the accounts receivable revolver, and (iii) $2.7 million of capital lease obligations. The capital lease obligations are comprised of twelve individual leases of which seven (comprising 31% of the total dollar amount of the current obligations) are currently not in default and five (comprising 69% of the total obligations) are currently in default.

The Company's long term portion of debt and capital lease obligations of $464,000 as of June 25, 2000 is comprised of capital lease obligations only.

The Company's operating needs are funded principally from the collection of accounts receivable. As discussed previously, the Company has been unable at times to pay all of its obligations as they fall due. Should the Company's cash flow from collection of accounts receivable decline by reason of delays in collections or a decrease in sales, the Company could find itself again unable to meet its current obligations.

As of June 25, 2000 we had cash and cash equivalents of approximately $2,166,000. Our cash and cash equivalents have declined over each of the past several quarters and increased in the first quarter fiscal 2001 due to the sale of equity securities to Teamasia Semiconductors (India) Ltd. The Company sold 4,793,235 shares of its Common Stock for a cash purchase price of $3,930,000. A substantial portion of the proceeds was used to pay existing obligations. If we continue to report operating losses and negative cash flow, we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Even as the Company focuses on short-term liquidity concerns, management recognizes the need to identify the additional capital that will be required in the long term to foster the Company's continued growth. To ensure an improvement in the Company's liquidity and capital resources, the Company has implemented stronger cash management practices and has focused heavily on balance sheet management.

YEAR 2000 ISSUES

The Company conducted a Year 2000 readiness program (the "Y2K Program") to ensure that its information systems and other date-sensitive equipment continue uninterrupted into the Year 2000. All of the Company's essential processes, systems and business functions were compliant with the Year 2000 requirements by the end of 1999. The Company did not experience any Year 2000 consequences that affected its business, financial position, liquidity or results of operations. The costs of the Company's Y2K Program were funded with cash flows from operations. Some of these costs related solely to the modification of existing systems, while others were for new systems that also improved business functionality. The total cost to the Company of its Y2K Program has not been and is not presently anticipated to be material to the Company's business, financial position, liquidity or results of operations. See "Factors Affecting Future Results -- Year 2000 Compliance" below.

FACTORS AFFECTING FUTURE RESULTS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

There May Be A Short-term Need for A Cash Infusion into the Company

The Company has minimal financial resources and operating needs are funded principally from operations and the collection of accounts receivable. Should the cash flow generated from accounts receivable be reduced or interrupted by slow collections, limited borrowing capabilities from our credit facility, or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified.

We May Continue to Report Losses and Negative Cash Flow in the Future

We have reported operating losses and negative cash flow before the sale of securities to Teamasia since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved, there is substantial risk that we will continue to report losses and negative cash flow in the future. As of June 25, 2000 we had cash and cash equivalents of approximately $2,166,000. If operating losses and negative cash flow continues, we will need to obtain additional funding beyond the Teamasia cash infusions to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

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

Control by Existing Shareholders

As of June 15, 2000, Teamasia Semiconductors (India) Ltd. and its affiliates beneficially owned, in the aggregate, 51% of the fully diluted Common Stock of the Company. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could include a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain total control of the Company.

Our Success Depends on Operating Our Foundry at High Capacity.

In the near term our success depends on our ability to attract additional orders from new and existing customers for our analog and high-voltage wafer fabrication services. In the past, during periods of low demand, high fixed wafer fabrication costs have had a material adverse effect on our results of operations. For example, during the last three quarters of fiscal 1997, all of fiscal 1998, 1999, 2000, and the first quarter of fiscal 2001, our operating results were materially adversely affected by the low utilization of the Company's manufacturing facility.

Our Success Depends on Our Development and Marketing of New Analog Products.

In the long term, our success depends on our ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for our products. The development of new analog integrated circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of our and our customers' products. Moreover, successful product design and development depends on our ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

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

If Protection of Our Trademarks and Proprietary Rights is Inadequate, Our Business Will Be Materially Harmed.

It is possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Lemelson Medical Foundation has filed patent violation legal actions against 88 semiconductor companies. The Company has been named a defendant in this action and, summoned as of August 1, 2000. Although management does not expect that such claim will have a material adverse effect on the Company or its business, if a third party were to make a further valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

If We Cannot Manufacture Products in Sufficient Quantity or Quality, Our Business Will Be Materially Harmed.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of our costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to our results of operations. If we do not achieve acceptable manufacturing yields, or if we experience product shipment delays, or if we encounter capacity constraints, or issues related to volume production ramp-ups, our financial condition or results of operations would be materially and adversely affected. We have in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, we cannot be sure that we will be able to maintain acceptable manufacturing yields in the future.

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

Dependence on Key Personnel

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, including a permanent Chief Executive Officer, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The loss of Dr. Khambaty, key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.

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

Item 3. Defaults by the Company on its Senior Securities

The Company has failed to make its scheduled payments due during the months of August, September, and October 1999 under its credit facilities and certain of its equipment leases. The Company has successfully renegotiated the payment terms under the equipment notes payable and a number of capital lease obligations. However, the Company was unable to renegotiate the terms under one capital lease obligation. The Company has negotiated with the lessor and continues to lease the equipment on a month-to-month basis and intends to continue to do so until such time as the Company is able to satisfy the buy-out obligation (See Note 1 to Condensed Financial Statements).

Item 6. Reports on Form 8-K.

 NO REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED JUNE 25, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IMP, Inc.
                                            Registrant

                                            /s/ Sugriva Reddy
Dated: August 21, 2000                      -----------------------------------
                                            Sugriva Reddy, President and Chief
                                            Executive Officer

                                 EXHIBIT INDEX

Exhibit 27.1   Financial Data Schedule