Form 10-Q
period 2000-09-24
IMP INC
filed 2000-11-08
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 24, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________to _________

                         Commission file number 0-15858

                                    IMP, Inc.
                       -----------------------------------
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

        Registrant's telephone number, including area code (408) 432-9100
                 -------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at September 24, 2000:  8,839,000

                                    IMP, Inc.
                                    FORM 10-Q
                                 SECOND QUARTER

                                      INDEX

                                                                                PAGE
Part I: Financial Information (unaudited)
     Condensed Balance Sheets at September 24, 2000 and March 26, 2000 .........  2

     Condensed Statements of Operations for the three months ended September 24,
     2000 and September 26, 1999 ...............................................  3

     Condensed Statements of Operations for the six months ended September 24,
     2000 and September 26, 1999 ...............................................  4

     Condensed Statements of Cash Flows for the six months ended September 24,
     2000 and September 26, 1999 ...............................................  5

     Notes to condensed financial statements ...................................  6

     Management's discussion and analysis of financial condition and results of operations ................................................................  9

Part II: Other Information ..................................................... 17

     Item 1. Legal Proceedings

     Item 3. Defaults by the Company on its Senior Securities

     Item 6. Reports on Form 8-K

     Signatures

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

ASSETS

                                                           SEPTEMBER 24,    MARCH 26,
                                                               2000           2000
                                                             --------       --------
Current assets:
  Cash and cash equivalents ...........................      $     67       $    261
  Accounts receivable - net of allowances for
    doubtful accounts and returns of $734
     and $350 .........................................         4,554          4,918
 Accounts Receivable from a related party .............           473             85
 Inventories ..........................................         7,416          6,724
 Other current assets .................................           451             67
                                                             --------       --------
     Total current assets .............................        12,961         12,055
 Leasehold improvements and machinery and equipment:
     Leasehold improvements ...........................         9,072          9,072
     Machinery and equipment ..........................        83,874         83,696
                                                             --------       --------
                                                               92,946         92,768
     Less accumulated depreciation and amortization ...       (86,762)       (86,854)
                                                             --------       --------
     Net leasehold improvements and
         machinery and equipment ......................         6,184          5,914
Deposits and other long term assets ...................           392            422
                                                             --------       --------
                                                             $ 19,537       $ 18,391
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt ...........................      $  3,782       $  4,191
    Current portion of capital lease obligations ......         2,145          2,788
    Trade accounts payable ............................         3,605          2,814
    Accrued payroll and related expenses ..............         1,283          1,162
    Other current liabilities .........................         5,043          3,096
                                                             --------       --------
        Total current liabilities .....................        15,858         14,051

 Long term portion of capital lease obligations .......           525            857

Stockholders' equity:
     Convertible preferred stock, $0.001 par value;
       5,000 shares authorized; no shares issued and
       Outstanding ....................................          --             --
  Common stock, $0.01 par value; 50,000 shares
         authorized; 8,839 and 4,043 shares issued
         and outstanding ..............................            88             42
  Additional paid-in capital ..........................        78,578         74,763
  Accumulated deficit .................................       (71,615)       (67,425)
  Treasury stock; at cost, 203 shares .................        (3,897)        (3,897)
                                                             --------       --------
      Total stockholders' equity ......................         3,154          3,483
                                                             --------       --------
                                                             $ 19,537       $ 18,391
                                                             ========       ========

See notes to unaudited condensed financial statements

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                               -------------------------------
                                               SEPTEMBER 24,     SEPTEMBER 26,
                                                   2000              1999
                                                  -------           -------
Net revenues:
     Components .............................     $ 7,866           $ 6,465
     Design and engineering services ........         183             1,221
                                                  -------           -------
                                                  $ 8,049           $ 7,686
Cost of revenues:
      Components ............................     $ 7,937           $ 6,702
      Design and engineering services .......         123               631
                                                  -------           -------
                                                  $ 8,060           $ 7,333

Gross (loss)/ profit ........................         (11)              353

Operating expenses:
    Research and development ................         989             1,199
    Selling, general and administrative .....       1,361             1,065
                                                  -------           -------
Total operating expenses ....................       2,350             2,264

Loss from operations ........................      (2,361)           (1,911)

Interest and other expenses, net ............        (190)             (274)
Net loss ....................................     $(2,551)          $(2,185)
                                                  =======           =======
Basic and diluted net loss per share ........     $  (.29)          $  (.65)

Shares used in computing basic and
  diluted net loss per share ................       8,839             3,367
                                                  =======           =======


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                    SIX MONTHS ENDED
                                             --------------------------------
                                             SEPTEMBER 24,      SEPTEMBER 26,
                                                 2000               1999
                                               --------           --------
Net revenues:
    Components ............................    $ 15,325           $ 16,186
    Design and engineering services .......         721              2,130
                                               --------           --------
                                                 16,046             18,316
Cost of revenues:
     Components ...........................    $ 15,266             14,682
     Design and engineering services ......         360                714
                                               --------           --------
                                               $ 15,626             15,396

Gross profit ..............................         420              2,920

Operating expenses:
   Research and development ...............       1,963              2,775
    Selling, general and administrative ...       2,356              2,618
                                               --------           --------
Total operating expenses ..................       4,319              5,393

Loss from operations ......................      (3,899)            (2,473)

Interest and other expenses, net ..........        (291)              (610)
                                               --------           --------
Net loss ..................................    $ (4,190)          $ (3,083)
                                               ========           ========

Basic and diluted net loss per share ......    $   (.62)          $   (.92)
                                               ========           ========

Shares used in computing basic and
   diluted net loss per share .............       6,705              3,367
                                               ========           ========


See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                 SIX MONTHS ENDED
                                                                            ----------------------------
                                                                            SEPTEMBER 24,  SEPTEMBER 26,
                                                                                2000          1999
                                                                               -------       -------
Cash flows from operating activities:
   Net loss .............................................................      $(4,190)      $(3,083)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization ......................................        1,373         1,845
     Provision for obsolete and slow moving inventory ...................           67          --
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable .........................          364         4,636
     Decrease (increase) in accounts receivable from a related party ....         (388)         --
     Decrease (increase) in inventories .................................         (759)           32
     Decrease (increase) in other current assets ........................         (384)          395
     Decrease (increase) in deposits and other long term assets .........           30          --
     Increase (decrease) in trade accounts payable ......................          791        (1,572)
     Increase (decrease) in accrued payroll and related expenses ........          121          (184)
     Increase (decrease) in other current liabilities ...................        1,927           172
                                                                               -------       -------
   Net cash provided by (used in) operating activities ..................       (1,048)        2,241
                                                                               -------       -------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of machinery and  equipment ..........................       (1,643)         (183)
                                                                               -------       -------

Cash flows from financing activities:
  Proceeds from debt ....................................................          943         2,601
  Proceeds from equipment notes payable and term loan ...................         --           1,731
  Payments on debt ......................................................       (1,352)       (5,624)
  Payments on equipment notes payable ...................................         --            (563)
  Payments under capital lease obligations ..............................         (975)       (1,021)
  Proceeds from issuance of common stock ................................        3,861            10
                                                                               -------       -------
  Net cash provided by (used in) financing activities ...................        2,477        (2,866)

  Net decrease in cash and cash equivalents .............................         (214)         (808)

  Cash and cash equivalents at beginning of period, net .................          261         1,606
                                                                               -------       -------
  Cash and cash equivalents at end of period, net .......................      $    47       $   798
                                                                               =======       =======

Supplemental information:
  Cash paid during the period for interest ..............................      $   291       $   610
                                                                               =======       =======
  Acquisition of equipment under capital lease
     obligations/financing transactions .................................      $ 1,150       $    18
                                                                               =======       =======

See notes to unaudited condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Pursuant to the rules and regulations of the Securities and Exchange Commission, IMP, Inc. (the Company) has prepared the accompanying unaudited interim condensed financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended March 26, 2000 included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year that ends March 25, 2001. For financial reporting purposes, the Company's fiscal year ends on the last Sunday in March.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the months of August, September, and October 1999, the Company failed to make scheduled payments due under its equipment notes payable and substantially all of its capital lease obligations. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into on April 20, 1999 with The CIT Group due to a cross default clause in the revolving credit facility agreement.

The Company has successfully renegotiated the payment terms under the equipment notes payable and a number of capital lease obligations. However, the Company was unable to renegotiate the terms under one capital lease obligation. Due to ongoing liquidity deficiencies, the Company was unable to immediately exercise its buy-out option under this capital lease. The Company has negotiated with the lessor and continues to lease the equipment on a month-to-month basis and intends to continue to do so until such time as the Company is able to satisfy the buy-out obligation. As of September 24, 2000, the lessor has not required acceleration of payment of such obligation and the Company is actively seeking to arrange alternative capital leasing facilities to refinance this obligation.

Management believes that the implementation of its operating plans, investments by Teamasia Semiconductors (India) Ltd. (Teamasia) (see note 8) and the successful renegotiation of the lease obligation will be sufficient to fund the Company's operations through March 2001.

If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its capital lease obligations, or if the creditors of the obligations in default under cross default clauses exercise their rights to accelerate the payment terms, or if management's operating plans do not materialize or if additional funding is not made available by Teamasia, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - CASH

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at September 24, 2000 and March 26, 2000.

Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, the credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the note payable and capital lease obligations approximate fair value. At September 24, 2000, the Company had cash and cash equivalents of approximately $67,000 and overdrafts of approximately $20,000.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market. Inventories consist of the following:

                               SEPTEMBER 24, 2000  MARCH 26, 2000
                                 (IN THOUSANDS)
Raw materials ................      $  565             $  722
Work-in-process ..............       6,213              4,484
Finished goods ...............         638              1,518
                                    ------             ------
                                    $7,416             $6,724
                                    ======             ======

NOTE 4 - LEASEHOLD IMPROVEMENTS, MACHINERY AND EQUIPMENT

Leasehold improvements and machinery and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years.

The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the financial statements.

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

Options to purchase 1,157,950 and 179,088 shares of common stock were outstanding at September 24, 2000 and September 26, 1999 respectively, but do not impact diluted EPS as the Company was in a loss situation, and therefore, the effect of these options would have been antidilutive.

NOTE 7 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company leases its San Jose facility under a non-cancelable operating lease which was to expire in December 1999; however, the Company exercised an option to extend the lease for an additional six-year period. The Company also leases a facility in Pleasanton, California under a non-cancelable operating lease which expires in February 2003, with an option to extend the lease for an additional five-year term. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method.

The Company has entered into an agreement with a major customer to produce specified wafer products. Under the terms of the agreement the customer provided the Company with equipment valued at approximately $1.2 million to be used in the manufacturing process. In return the Company will provide a rebate on the price of wafers delivered until such time as the value of the cumulative rebate reaches $1.2 million. At that time, title to the equipment is transferred to the Company. The terms of the agreement are equivalent to a financing transaction and the Company has recognized the equipment as an asset with a corresponding liability, included within other current liabilities, for the related rebate. The Company is currently negotiating this agreement.

NOTE 8 - RELATED PARTY TRANSACTIONS

In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia, a private corporation headquartered in India involved in the manufacturing and sale of discrete semiconductor devices, purchased an aggregate of 16.7% of the Company's common stock outstanding for consideration of $2,050,000. The transaction closed during the quarter ended December 26, 1999.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the "Phase Two Stock Purchase Agreement") which was approved by the shareholders of the Company at the Company's annual meeting held on June 14, 2000. Upon subsequent completion of the transaction, Teamasia and its affiliates were issued 4,793,235 shares of common stock in exchange for $3.9 million. As of June 16, 2000, Teamasia owned approximately 5,464,000 shares (62%) of common stock.

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

Accounts receivable and net sales from Teamasia amounted to approximately $473,000 and $59,800 as of, and for the quarter ended September 24, 2000, respectively.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2002 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

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

RESULTS OF OPERATIONS - Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                  Three Months Ended

                                               -------------------------
                                               September       September
                                                24, 2000        26, 1999
                                               ---------       ---------
Total revenues                                     100.0%          100.0%
Cost of Revenue                                    100.1            95.4
                                                   -----           -----
     Gross (Loss)/Margin                            (0.1) %          4.6%
Operating Expenses:
     Research and development                       12.3            15.6
     Selling, general and administrative            16.9            13.8
                                                   -----           -----
Loss from operations                               (29.3)          (24.8)
Interest and other expenses, net                    (2.4)           (3.6)
                                                   -----           -----
Loss before provision for income taxes             (31.7)          (28.4)
Provision for income taxes                             -               -
                                                   -----           -----
Net loss                                           (31.7)%         (28.4)%
                                                   -----           -----

Net Revenues. Net revenues for the second quarter of fiscal 2001 were $8.0 million compared to $7.7 million for the same period of the prior year. The increase in net revenues was due to increased demand for the Company's foundry and power management products. Foundry product sales accounted for 68% of net revenues in second quarter fiscal 2001, versus 63% in second quarter fiscal 2000. Power management product sales accounted for 16% of net revenues in second quarter fiscal 2001, from 6% in the second quarter 2000. The Company continues its attempt to develop sales of standard products.

In second quarter fiscal 2001, our largest customers were International Rectifier, National Semiconductor and Linfinity Microelectronics, which accounted for approximately 34%, 15% and 13% of net revenues and 23%, 20% and 19% of net receivables, respectively.

Cost of revenues. Cost of revenues in the second quarter of fiscal 2001 was $8.1 million, representing 100.1% of net revenues for the quarter, compared to $7.3 million, representing 95% of net revenues, for the same quarter in the prior fiscal year. The increase in cost of revenues as a percentage of sales in the second quarter reflects downward price pressure on the Company's foundry products.

Research and Development Expenses. Research and development expenses were $1.0 million (12% of revenue) in the second quarter of fiscal 2001 compared to $1.2 million (16% of revenue) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales. The Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.4 million (17% of net revenues) in the second quarter of fiscal 2001 up from $1.1 million (14% of net revenues) in the same quarter of the prior year. The increase was principally due to a charge of $0.4 million to doubtful accounts. Renegotiated sales commission agreements resulted in lower commission expenses.

Other Income and Expenses. Net interest expense was $190,000 for the second quarter of fiscal year 2001 compared to $274,000 in the same quarter of the prior year. The decrease in the second quarter of fiscal 2001 was primarily attributable to lower capital lease obligations as compared to second quarter of fiscal 2000.

Net Loss. The Company had a net loss of $2.6 million in the second quarter fiscal 2001, or $0.29 per share, compared to a net loss of $2.2 million in second quarter fiscal 2000 or $0.65 per share. The fiscal 2001 and 2000 net losses were primarily attributable to low factory utilization.

RESULTS OF OPERATIONS - First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.


                                                    Six Months Ended
                                               -------------------------
                                               September       September
                                                24, 2000        26, 1999
                                               ---------       ---------
Total revenues                                     100.0%          100.0%
Cost of Revenue                                     97.4            84.1
                                                   -----           -----
     Gross Margin                                    2.6%           15.9%
Operating Expenses:
     Research and development                       12.2            15.1
     Selling, general and administrative            14.7            14.3
                                                   -----           -----
Loss from operations                               (24.3)          (13.5)
Interest and other expenses, net                    (1.8)           (3.3)
                                                   -----           -----
Loss before provision for income taxes             (26.1)          (16.8)
Provision for income taxes                             -               -
                                                   -----           -----
Net loss                                           (26.1)%         (16.8)%
                                                   -----           -----

Net Revenues. Net revenues for the six months ended September 24 of fiscal 2001 fell 12% to $16.0 million compared to $18.3 million for the same period of the prior year. The decrease in net revenues was principally due to decreased demand for the Company's standard products. Foundry product sales fell 3% and accounted for 68% of net revenues in first half fiscal 2001, versus 63% in the first half fiscal 2000.

Power management product sales accounted for 16% of net revenues in first six months of fiscal 2001, from 6% in the first six months of fiscal 2000.

In first half of fiscal 2001, our largest customers were International Rectifier, National Semiconductor and Linfinity Microelectronics, which accounted for approximately 29%, 15% and 11% of net revenues and 23%, 20% and 19% of net receivables, respectively.

Cost of revenues. Cost of revenues in the first six months of fiscal 2001 was $15.6 million, representing 97% of net revenues for the half year, compared to $15.4 million, representing 84% of net revenues, for the same period in the prior fiscal year. Gross margins declined in the first six months and reflect downward price pressure on the Company's foundry products.

Research and Development Expenses. Research and development expenses were $2.0 million (12% of revenue) in the first six months of fiscal 2001 compared to $2.8 million (15% of revenue) in the corresponding period of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales. The Company believes that research and development expenses in absolute dollars will continue at current levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.4 million (15% of net revenues) in the first six months of fiscal 2001 down from $2.6 million (14% of net revenues) in the same period of the prior year. The decrease was primarily due to cost reduction efforts in marketing and sales administration and a renegotiation of sales commission agreements which resulted in lower commission expenses.

Other Income and Expenses. Net interest expense was $291,000 for the first six months of fiscal year 2001 compared to $610,000 in the same period of the prior year. The decrease in the second quarter fiscal 2001 was primarily attributable to lower capital lease obligations as compared to second quarter fiscal 2000.

Net Loss. The Company had a net loss of $4.2 million for the first six months fiscal 2001, or $0.62 per share, compared to a net loss of $3.1 million for the first six months fiscal 2000 or $0.92 per share. The fiscal 2001 and 2000 net losses were primarily attributable to low factory utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $0.0 million at September 24, 2000 from $0.3 million at March 26, 2000. At June 25, 2000 cash and cash equivalents were $2.2 million due to the cash from the sale of equity securities of $3.9 million offset by net repayment of debts. The decrease in cash and cash equivalents during the second quarter related to operating activities.

Cash and cash equivalents used for investing activities were $1.6 million in the first half fiscal 2001, and approximately $0.2 million in the first half fiscal 2000, reflecting cash invested in property and equipment acquisitions.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million financing facility. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million in debt financing based on accounts receivable and inventory balances at rates of between 1.5% and 2.5% over prime. On September 24, 2000 the debt balance was $2.0 million and the availability was $5.5 million. However, the availability is restricted by concentration limitations on qualified accounts receivable.

During the second quarter of fiscal year 2000, the Company was unable to meet its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 and other leases due to cross default clauses in the these agreements. The Company has been unable to renegotiate the payment terms under one capital lease obligation. However, as of September 24, 2000, the lessor concerned has not required acceleration of such obligation and management intends to continue to pursue renegotiated payment terms. As such, as of September 24, 2000, the Company remains in default of the revolving credit facility and a number of capital leases due to cross default clauses in these agreements. As a result, the Company may not be able to continue to draw on unused amounts under the revolving credit facility.

The Company's current portion of debt and capital lease obligations of $5.9 million is comprised of (i) $1.8 million of equipment notes payable, (ii) $2.0 million of the accounts receivable revolver, and (iii) $2.1 million of capital lease obligations. The capital lease obligations are comprised of twelve individual leases of which ten (comprising 71% of the total capital lease obligations) are currently not in default and two (comprising 29% of the total obligations) are currently in default.

The Company's long term portion of debt and capital lease obligations of $525,000 as of September 24, 2000 is comprised of capital lease obligations only.

The Company has entered into an agreement with a major customer to produce specified wafer products. Under the terms of the agreement the customer provided the Company with equipment valued at approximately $1.2 million to be used in the manufacturing process. In return the Company will provide a rebate on the price of wafers delivered until such time as the value of the cumulative rebate reaches $1.2 million. At that time, title to the equipment is transferred to the Company. The terms of the agreement are equivalent to a financing transaction and the Company has recognized the equipment as an asset with a corresponding liability, included within other current liabilities, for the related rebate. The Company is currently negotiating this agreement.

The Company's operating needs are funded principally from the collection of accounts receivable. As discussed previously, the Company has been unable at times to pay all of its obligations as they become due. Should the Company's cash flow from collection of accounts receivable decline by reason of delays in collections or a decrease in sales, the Company could find itself again unable to meet its current obligations.

As of September 24, 2000 we had cash and cash equivalents of approximately $67,000 and overdrafts of approximately $20,000. Our cash and cash equivalents have declined over each of the past several quarters except for an increase in the first quarter of fiscal 2001 due to the sale of equity securities to Teamasia for $3.9 million. A substantial portion of the proceeds have been used to pay existing obligations and fund opeations. If we continue to incur operating losses and negative cash flow, we will need to obtain additional funding to remain in operation. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Even as the Company focuses on short-term liquidity concerns, management recognizes the need to identify the additional capital that will be required in the long term to foster the Company's continued operations. To maintain the Company's liquidity and capital resources, the Company is focused on short and medium term cash and balance sheet management.

FACTORS AFFECTING FUTURE RESULTS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

There May Be A Short-term Need for A Cash Infusion into the Company

We have reported operating losses and negative cash flow, except for the sale of securities to Teamasia, since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved, there is substantial risk that we will continue to report losses and negative cash flow in the future. Our cash balance has decreased over each of the last several quarters. As of September 24, 2000 we had cash and cash equivalents of approximately $67,000 and an overdraft of $20,000. If operating losses and negative cash flow continues, we will need to obtain additional funding to remain in operation.

The Company has minimal financial resources and operating needs are funded principally from operations and the collection of accounts receivable. Should the cash flow from accounts receivable be reduced or interrupted by slow collections, limited borrowing capabilities from our credit facility, or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

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

Control by Existing Shareholders

As of September 24, 2000, Teamasia Semiconductors (India) Ltd and its affiliates beneficially owned, in the aggregate, 51% of the fully diluted Common Stock of the Company. As a result, these shareholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could include a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain total control of the Company.

Our Success Depends on Operating Our Foundry at High Capacity.

In the near term our success depends on our ability to attract additional orders from new and existing customers for our analog and high-voltage wafer fabrication services. In the past, during periods of low demand, high fixed wafer fabrication costs have had a material adverse effect on our results of operations. For example, during the last three quarters of fiscal 1997, all of fiscal 1998, 1999, 2000, and first and second quarters of fiscal 2001, our operating results were materially adversely affected by the low utilization of the Company's manufacturing facility.

Our Success Depends on Our Development and Marketing of New Analog Products.

In the long term, our success depends on our ability to develop new analog integrated circuit products for existing and new applications, to introduce such products in a timely manner, and to gain customer acceptance for our products. The development of new analog integrated circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of our and our customers' products. Moreover, successful product design and development depends on our ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, we cannot be certain that we will be able to continue to successfully develop and introduce new products on a timely basis. We seek to design alternate source products that have already achieved market acceptance from other vendors, as well as new proprietary IMP products. However, we cannot be sure that any products we introduce will be accepted by customers or that any product initially accepted by our customers will result in significant ongoing production orders. If we fail to continue to develop, introduce and sell new products successfully, we could experience material and adverse affects to our long-term business and operating results.

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

We May Not Be Able to Compete Successfully Against Current and Future
Competitors.

Many of our competitors have substantially greater technical, manufacturing, financial and marketing resources than we do. Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could decrease our competitiveness against overseas competitors. Due to the current demand for semiconductors of all types, including both foundry services and analog integrated circuits, we expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

If Protection of Our Trademarks and Proprietary Rights is Inadequate, Our Business Will Be Materially Harmed.

It is possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. The Lemelson Medical Foundation has filed patent violation legal actions against 88 semiconductor companies. The Company has been named as a defendant in this action. Although management does not expect that this specific claim will have a material adverse effect on the Company or its business, if a third party were to make a further valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

If We Cannot Manufacture Products in Sufficient Quantity or Quality, Our Business Will Be Materially Harmed.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of our costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to our results of operations. If we do not achieve acceptable manufacturing yields, or if we experience product shipment delays, or if we encounter capacity constraints, or issues related to volume production ramp-ups, our financial condition or results of operations would be materially and adversely affected. We have from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. Moreover, we cannot be sure that we will be able to achieve acceptable manufacturing yields in the future.

We manufacture all of our wafers at the one fabrication facility in San Jose. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any inability to utilize our manufacturing facility as a result of fire, natural disaster or utility interruption, otherwise, would have a material adverse effect on our financial condition or results of operations. We believe that we have adequate capacity to support our near term plans, and at the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the alternative foundry capacity, if required.

Our Inability to Forecast Correctly Could Adversely Affect our Relationships With Customers and Result in Larger Than Desired Inventory Levels

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory before we receive orders from our customers. Because of inaccuracies inherent in forecasting demand, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Shortages can adversely affect customer relationships while surpluses can result in excess inventory or obsolescence issues. Our backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without significant penalty. Customers frequently revise the quantities of our products to be delivered and their delivery schedules to their customer's changing needs. Consequently, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes orders from domestic distributors for which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that we may authorize at the time of sale by the distributors.

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

Dependence on Key Personnel

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, including a Chief Executive Officer and Chief Financial Officer, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The loss of key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.

                                    IMP, Inc.


PART II. OTHER INFORMATION

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

Item 3. Defaults by the Company on its Senior Securities

     The Company has failed to make its scheduled payments due during the months of August, September, and October 1999 under its credit facilities and certain of its equipment leases, for a total aggregate amount of $1,035,654.

Item 6. Reports on Form 8-K.

     6.1 Changes in Registrant's Certifying Accountant-Resignation of Principal Accountants.(Incorporated by reference to the Form 8-K filed by the Registrant on August 8, 2000).

     6.2 Changes in Registrant's Certifying Accountant-Appointment of Principal Accountants. (Incorporated by reference to the Form 8-K filed by the Registrant on October 13, 2000).

     27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 8th day of November, 2000.

                                        IMP, INC.


                                        By: /s/ Sugriva Reddy
                                            ------------------------------------
                                            Sugriva Reddy, President and Chief
                                            Executive Officer

                               INDEX TO EXHIBITS

27.1      Financial Data Schedule