Form 10-Q
period 2000-12-24
IMP INC
filed 2001-03-02
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 24, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________to _________

                         Commission file number 0-15858

                                    IMP, Inc.
               --------------------------------------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at December 24, 2000:  9,127,504

                                    IMP, Inc.
                                    FORM 10-Q
                         Quarter Ended December 24, 2000

                                      INDEX

                                                                            PAGE
Part I: Financial Information (unaudited)

     Condensed Balance Sheets at December 24, 2000 and March 26, 2000         2

     Condensed Statements of Operations for the three months ended
     December 24, 2000 and December 26, 1999                                  3

     Condensed Statements of Operations for the nine months ended
     December 24, 2000 and December 26, 1999                                  4

     Condensed Statements of Cash Flows for the nine months ended
     December 24, 2000 and December 26, 1999                                  5

     Notes to condensed financial statements                                  6

     Management's discussion and analysis of financial condition
     and results of operations                                               10

Part II: Other Information                                                   17

     Item 1. Legal Proceedings

     Item 3. Defaults by the Company on its Senior Securities

     Item 5. Other Information

     Item 6. Exhibits and reports rts on Form 8-K

     Signatures

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                     ASSETS

                                                                  DECEMBER 24,    MARCH 26,
                                                                      2000          2000
                                                                  ------------    ---------

Current assets:
   Cash and cash equivalents                                       $    201       $    261
   Accounts receivable - net of allowances for doubtful
     accounts and returns of $1,235 and $217                          5,162          4,918
   Accounts receivable from related party                               780             85
   Inventories                                                        7,118          6,724
   Other current assets                                               1,029             67
                                                                   --------       --------
      Total current assets                                           14,290         12,055

   Leasehold improvements and machinery
      and equipment                                                  94,296         92,768
      Less accumulated depreciation and
         amortization                                               (87,441)       (86,854)
                                                                   --------       --------

      Net leasehold improvements and machinery
        and equipment                                                 6,855          5,914
   Deposits and other long term assets                                  378            422
                                                                   --------       --------
                                                                   $ 21,523       $ 18,391
                                                                   ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of Credit                                                 $  2,782       $  1,667
    Current portion of equipment notes                                  486          2,524
    Current portion of capital lease obligations                      1,472          2,788
    Convertible debenture from related party                          3,500             --
    Short-term loan from related party                                   51             --
    Trade accounts payable                                            4,764          2,814
    Accrued payroll and related expenses                              1,023          1,162
    Other current liabilities                                         3,707          3,096
                                                                   --------       --------
        Total current liabilities                                    17,785         14,051

Equipment notes, less current portion                                   822           --
Capital lease obligations, less current portion                         781            857

Stockholders' equity:
   Convertible preferred stock, $0.001 par value;
     5,000 shares authorized; no shares issued
     and outstanding                                                     --             --
Common stock, $0.01 par value; 50,000 shares authorized;
   8,839 and 4,246 shares issued  and outstanding                        91             42
 Additional paid-in capital                                          78,762         74,763
 Accumulated deficit                                                (72,821)       (67,425)
 Treasury stock; at cost, 203 shares                                 (3,897)        (3,897)
                                                                   --------       --------
        Total stockholders' equity                                    2,135          3,483
                                                                   --------       --------
                                                                   $ 21,523       $ 18,391
                                                                   ========       ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    THREE MONTHS ENDED
                                               ---------------------------
                                               DECEMBER 24,   DECEMBER 26,
                                                  2000            1999
                                               ------------   ------------
Net revenues:
     Components:
         Third party sales                      $  9,266       $  7,374
         Related party sales                         377             --
     Design and engineering services                 532          1,366
                                                --------       --------
                                                  10,175          8,740

Cost of revenues:
      Components:
          Third party sales                        8,954          5,893
          Related party sales                        160             --
      Design and engineering services                398            702
                                                --------       --------
                                                   9,512          6,595

Gross profit                                         663          2,145

Operating expenses:
    Research and development                         495          1,137
    Selling, general and administrative              637            824
                                                --------       --------
Total operating expenses                           1,132          1,961

Income (loss) from operations                       (469)           184
Interest and other expenses, net                    (738)          (261)
                                                --------       --------
Net loss                                        $ (1,207)      $    (77)
                                                ========       ========

Basic and diluted net loss  per share           $   (.14)      $   (.02)
                                                ========       ========

Shares used in computing basic and diluted
   net loss per share                              8,839          3,641
                                                ========       ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    NINE MONTHS ENDED
                                               ---------------------------
                                               DECEMBER 24,   DECEMBER 26,
                                                  2000            1999
                                               ------------   ------------
Net revenues:
   Components:
       Third party sales                        $ 23,779       $ 23,560
       Related party sales                         1,189             --
    Design and engineering services                1,253          3,496
                                                --------       --------
                                                  26,221         27,056

Cost of revenues:
    Components:
         Third party sales                        23,569         20,574
         Related party sales                         810             --
     Design and engineering services                 759          1,416
                                                --------       --------
                                                  25,138         21,990

Gross profit                                       1,083          5,066

Operating expenses:
   Research and development                        2,458          3,912
   Selling, general and administrative             2,992          3,443
                                                --------       --------
Total operating expenses                           5,450          7,355

Loss from operations                              (4,367)        (2,289)

Interest and other expenses, net                  (1,029)          (871)
                                                --------       --------
Net loss                                        $ (5,396)      $ (3,160)
                                                ========       ========

Basic and diluted net loss per share            $   (.73)      $   (.91)
                                                ========       ========

Shares used in computing basic and
   diluted net loss per share                      7,417          3,457
                                                ========       ========

See notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   NINE MONTHS ENDED
                                                               ---------------------------
                                                               DECEMBER 24,   DECEMBER 26,
                                                                   2000           1999
                                                               ------------   ------------
Cash flows from operating activities:
   Net loss                                                      $(5,396)      $(3,160)
Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                   1,526         2,690
   Provision for obsolete and slow moving inventory                   88            --
   Noncash warrant expense                                           184            35
   Changes in operating assets and liabilities:
      Accounts receivable                                           (244)        2,477
      Accounts receivable from related party                        (695)           --
       Inventories                                                  (482)           49
      Other current assets                                          (962)           --
      Deposits and other long term assets                             44           367
      Trade accounts payable                                       1,950        (4,492)
      Accrued payroll and related expenses                          (139)         (372)
      Other current liabilities                                      611           740
                                                                 -------       -------
Net cash used in operating activities                             (3,515)       (1,666)
                                                                 -------       -------

Cash flows from investing activities:
   Net cash used for investing activities for
     purchases of machinery and equipment                         (2,467)         (188)
                                                                 -------       -------

Cash flows from financing activities:
   Proceeds from line of credit, net                               1,115          (675)
   Proceeds from equipment notes payable                             282         1,731
   Payments on equipment notes payable                            (1,498)         (766)
   Payments under capital lease obligations                       (2,210)       (1,475)
   Proceeds from capital lease obligations                           818            --
   Proceeds from related party debt                                3,551            --
   Proceeds from issuance of common stock                          3,864         2,064
                                                                 -------       -------
   Net cash provided by financing activities                       5,922           879
   Net decrease in cash and cash equivalents                         (60)         (975)
   Cash and cash equivalents at beginning of period, net             261         1,606
                                                                 -------       -------
   Cash and cash equivalents at end of period, net               $   201       $   631
                                                                 =======       =======

 Supplemental information:
   Cash paid during the period for interest                        1,211       $   871
                                                                 -------       =======
   Acquisition of equipment under capital lease obligations      $ 2,251       $    18
                                                                 =======       =======

See notes to unaudited condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Pursuant to the rules and regulations of the Securities and Exchange Commission, IMP, Inc. (the Company) has prepared the accompanying unaudited condensed financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed financial information is unaudited, but reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended March 26, 2000 included in the Company's Form 10-K. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year that ends March 25, 2001. For financial reporting purposes, the Company's fiscal year ends on the last Sunday in March.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the months of August, September, and October 1999, the Company failed to make scheduled payments due under its equipment notes payable and substantially all of its capital lease obligations. As a result of these instances of non-payment, the Company is in default of these agreements and the revolving credit facility entered into on April 20, 1999 with The CIT Group due to a cross default clause in the revolving credit facility agreement.

The Company was successful in renegotiating the payment terms under the equipment notes payable and a number of capital lease obligations. However, the Company was unable to renegotiate the terms under one capital lease obligation. Due to ongoing liquidity deficiencies, the Company was unable to immediately exercise its buy-out option under this capital lease. The Company negotiated with the lessor and continued to lease the equipment on a month-to-month basis.

In November and December 2000, the Company exercised buyout options and refinanced several of its capital lease obligations. The refinanced and buyout amounts, totaling $1.1 million, were refinanced generally by entering into two year lease financing arrangements.

In November and December 2000, Teamasia Semiconductors India, Ltd. (Teamasia), owner of 62% of the Company's outstanding common stock, loaned the Company a total of $3.5 million under two convertible debenture agreements. The debentures mature in May and June 2001, respectively, bear zero interest, and are convertible at Teamasia's option into a total of 2 million shares of the Company's common stock.

Management believes that the additional liquidity provided by Teamasia and continued progress in implementing its operating plan will be sufficient to fund the Company's operations through March 2001.

If the Company is unable to meet its obligations under the renegotiated payment terms on its capital lease obligations, equipment notes, line of credit or other borrowing arrangements, or if management's operating plans do not materialize or if additional funding is not made available by Teamasia, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - CASH

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at December 24, 2000 and March 26, 2000.

Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, the line of credit, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment notes and capital lease obligations approximate fair value. The fair value of the convertible debentures approximates their face amount due to their short maturity.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market. Inventories consist of the following (in thousands):

                            DECEMBER 24, 2000          MARCH 26, 2000
                            -----------------          --------------
Raw materials                     $ 1,234                  $   722
Work-in-process                     5,292                    4,484
Finished goods                        592                    1,518
                                  -------                  -------
                                  $ 7,118                  $ 6,724
                                  -------                  -------


NOTE 4 - LEASEHOLD IMPROVEMENTS, MACHINERY AND EQUIPMENT

Leasehold improvements and machinery and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years.

The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the condensed financial statements.

NOTE 5 - REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as specific development phases are completed by the Company and accepted by the customers.

NOTE 6 - WARRANTS

On December 15, 2000, the Company issued warrants to certain entities and individuals to acquire 288,504 shares of common stock. The warrants were issued as compensation to these entities and individuals as settlement of a claim. The warrants were vested on the date issued, and are exercisable between December 15, 2001 and December 15, 2002 at $1.125 per share. The fair value of these warrants, totaling $184,065, was charged to selling, general and administrative expense in the quarter ended December 24, 2000.

The fair value of the warrants was computed using the Black-Scholes model using the following assumptions: zero dividends; 2 year term; 214% volatility; and 6.40% risk-free interest rate.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated in accordance with the provisions of SFAS No. 128 "Earnings per Share". SFAS No. 128 requires the Company to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the periods presented, no adjustments to net loss reported in the condensed statements of operations were necessary to determine net loss available to common stockholders.

Options to purchase 921,403 and 139,031 shares of common stock outstanding at December 24, 2000 and December 26, 1999 respectively, debentures convertible into 2,000,000 shares of common stock and warrants to acquire 288,504 shares of common stock outstanding at December 24, 2000 have been excluded from the calculation of diluted EPS since they are antidilutive due to the net losses generated by the Company.

NOTE 8 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from two to five years, with purchase options at the end of the respective lease terms.

The Company leases its San Jose facility under a non-cancelable operating lease that expires in December 2005. The Company also leases a facility in Pleasanton, California under a non-cancelable operating lease which expires in February 2003, with an option to extend the lease for an additional five-year term. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method.

The Company has entered into an agreement with a major customer to produce specified wafer products. Under the terms of the agreement the customer provided the Company with equipment valued at approximately $1.2 million to be used in the manufacturing process. In return the Company will provide a rebate on the price of wafers delivered until such time as the value of the cumulative rebate reaches $1.2 million. At that time, title to the equipment will be transferred to the Company. The terms of the agreement are equivalent to a financing transaction and the Company has recognized the equipment as an asset with a corresponding liability, included within other current liabilities, for the related rebate. The Company has not shipped any wafer products under the terms of this agreement, and at December 24, 2000, the liability remains at $1.2 million.

NOTE 9 - RELATED PARTY TRANSACTIONS

Teamasia, a private corporation headquartered in India involved in the manufacturing and sales of discrete semiconductor devices, owns 62% of the common stock of the Company, and has entered into a number of sales and financing transactions with the Company. The terms of these transactions may not reflect the terms of similar transactions entered into with unrelated parties.

In October 1999, the Company entered into a stock purchase agreement under which Teamasia purchased an aggregate of 671,173 shares of the Company's common stock outstanding for consideration of $2.1 million. The transaction closed during the quarter ended December 26, 1999.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement under which Teamasia and its affiliates were issued 4,793,235 shares of common stock in exchange for $3.9 million.

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing on January 1, 2000. This agreement further stipulates that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the quarters ended March 26, 2000, June 28, 2000 and September 24, 2000. However, the Company and Teamasia agreed to a two quarter delay as to the purchase quantity commitments. To date, Teamasia has not met the minimum purchase commitment.

On November 28, 2000, the Company issued $1.2 million of convertible debentures to Teamasia. The convertible debentures are due on May 28, 2001 and carry an interest rate of zero percent. At Teamasia's option, the principal can be converted into 685,714 shares of common stock, representing a conversion ratio of $1.75 per share.

On December 18, 2000 the Company issued $2.3 million of convertiable debentures to Teamasia. The convertible debenture is due on June 18, 2001 and carries an interest rate of zero percent. At Teamasia's option, the principal can be converted into 1,314,286 shares of common stock, representing a conversion ratio of $1.75 per share.

On December 18, 2000, the Company purchased $1.2 million of fabrication equipment from Teamasia. The equipment's sales price was determined through an independent appraisal of the equipment, and the sales price was approved by the Company's Board of Directors.

Certain sales to Teamasia are recorded when products are complete and ready for shipment, and Teamasia takes title and assumes risk of ownership. These products are stored at the Company's fabrication facility, segregated from the Company's inventory, until such time as Teamasia provides further shipping instructions. At December 24, 2000, products with a sales value of approximately $648,305 relating to sales to Teamasia remained at the Company's fabrication facility.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2002 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

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

RESULTS OF OPERATIONS - Third Quarter of Fiscal 2001 Compared to Third Quarter of Fiscal 2000

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                  Three Months Ended
                                              --------------------------
                                              December 24,  December 26,
                                                  2000         1999
------------------------------------------------------------------------
Total revenues                                   100.0%       100.0%
Cost of Revenue                                   93.5         75.5
                                                 -----        -----
      Gross Margin                                 6.5%        24.5%

Operating Expenses:
      Research and development                     4.9         13.0
      Selling, general and administrative
                                                   6.3          9.4
                                                 -----        -----
Income (loss) from operations                     (4.7)         2.1
Interest and other expenses, net                  (7.2)        (3.0)
                                                 -----        -----
Income (loss) before provision for
  income taxes                                   (11.9)        (0.9)
Provision for income taxes                          --           --
                                                 -----        -----
Net loss                                         (11.9)%       (0.9)%
                                                 =====        =====


Net Revenues. Net revenues for the third quarter of fiscal 2001 were $10.2 million compared to $8.7 million for the same period of the prior year. The increase in net revenues was due to increased demand for the Company's foundry and power management products. Foundry product sales accounted for 77% of net revenues in third quarter fiscal 2001, versus 62% in third quarter of fiscal 2000. Power management product sales accounted for 17% of net revenues in third quarter of fiscal 2001, from 6% in the third quarter of fiscal 2000. The Company continues to focus on sales of standard power management products.

In third quarter of fiscal 2001, the Company's largest customers were International Rectifier, National Semiconductor and Linfinity Microelectronics, which accounted for approximately 30%, 16% and 11% of net revenues and 32%, 24% and 7% of net receivables, respectively.

Cost of revenues. Cost of revenue in the third quarter of fiscal 2001 was $9.5 million, representing 93% of net revenues for the quarter, compared to $6.6 million, representing 74% of net revenues, for the same quarter in the prior fiscal year. The increase in cost of revenues as a percentage of sales in the third quarter reflects downward price pressure on the Company's foundry products well as low manufacturing yields on recently introduced standard products. The Company is achieving improving yields as it gains experience in the manufacture of these specific new products.

Research and Development Expenses. Research and development expenses were $0.5 million (5% of revenue) in the third quarter of fiscal 2001 compared to $1.1 million (13% of revenue) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales. The Company believes that research and development expenses in absolute dollars will increase from current levels as it invests in the development and introduction of standard products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $0.6 million (6% of net revenues) in the third quarter of fiscal 2001 down from $0.9 million (10% of net revenues) in the same quarter of the prior year. Renegotiated sales commission agreements resulted in lower commission expenses.

Other Income and Expenses. Net interest expense was $738,281 for the third quarter of fiscal year 2001 compared to $261,000 in the same quarter of the prior year. The increase in the third quarter of fiscal 2001 was primarily attributable to an increase in average borrowings and one-time fees and expenses associated with the financing and buyout of certain capital lease obligation purchase options as compared to third quarter of fiscal 2000.

Net Loss. The Company had a net loss of $1.2 million in the third quarter fiscal 2001, or $0.14 per share, compared to a net loss of $0.1 million in third quarter fiscal 2000 or $0.02 per share. The fiscal 2001 net loss was primarily attributable to lower yields from the production process.

RESULTS OF OPERATIONS - First Nine Months of Fiscal 2001 Compared to First Nine Months of Fiscal 2000

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                   Nine Months Ended
                                              --------------------------
                                              December 24,  December 26,
                                                  2000         1999
------------------------------------------------------------------------
Total revenues                                   100.0%       100.0%
Cost of Revenue                                   95.8         81.3
                                                 -----        -----
      Gross Margin                                 4.2%        18.7%

Operating Expenses:
      Research and Development                     9.4         14.5
      Selling, general and administrative         11.4         12.7
                                                 -----        -----
Loss from operations                             (16.6)        (8.5)
Interest and other expenses, net                  (4.6)        (3.2)
                                                 -----        -----
Loss before provision for income taxes           (21.2)       (11.7)
Provision for income taxes                          --           --
                                                 -----        -----
Net loss                                         (21.2)%      (11.7)%
                                                 =====        =====


Net Revenues. Net revenues for the nine months ended December 24 of fiscal 2001 fell 3% to $26.5 million compared to $27.2 million for the same period of the prior year. The decrease in net revenues was principally due to decreased demand for the Company's standard products. Foundry product sales increased 12% and accounted for 73% of net revenues in first nine months of fiscal 2001, versus 63% in the first nine months of fiscal 2000. Power management product sales increased over 159% and accounted for 17% of net revenues in first nine months of fiscal 2001, from 6% in the first nine months of fiscal 2000.

In first nine months of fiscal 2001, the Company's largest customers were International Rectifier, National Semiconductor and Linfinity Microelectronics, which accounted for approximately 29%, 16% and 11% of net revenues and 22%, 17% and 6% of net receivables, respectively.

Cost of revenues. Cost of revenues in the first nine months of fiscal 2001 was $25.1 million, representing 96% of net revenues for the nine months, compared to $22.0 million, representing 81% of net revenues, for the same period in the prior fiscal year. Gross margins declined in the first nine months and reflect downward price pressure on the Company's foundry products.

Research and Development Expenses. Research and development expenses were $2.5 million (9% of revenue) in the first nine months of fiscal 2001 compared to $3.9 million (14% of revenue) in the corresponding period of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales. The Company believes that research and development expenses, in absolute dollars and as a percent of sales, will increase significantly from current levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.0 million (11% of net revenues) in the first nine months of fiscal 2001 down from $3.5 million (13% of net revenues) in the same period of the prior year. The decrease was primarily due to cost reduction efforts in marketing, sales and administration and a renegotiation of sales commission agreements which resulted in lower commission expenses.

Other Income and Expenses. Net interest expense was $1,029,000 for the first nine months of fiscal year 2001 compared to $871,000 in the same period of the prior year. The increase in the first nine months of fiscal 2001 was primarily attributable to the one-time fees and expenses associated with refinancing and buyout of certain capital lease obligation purchase options as compared to same period in fiscal 2000.

Net Loss. The Company had a net loss of $5.4 million for the first nine months fiscal 2001, or $0.73 per share, compared to a net loss of $3.2 million for the first nine months fiscal 2000 or $0.91 per share. The fiscal 2001 and 2000 net losses were primarily attributable to low factory utilization.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $0.2 million at December 24, 2000 from $0.3 million at March 26, 2000. At June 25, 2000 cash and cash equivalents were $2.2 million due to the cash from the sale of equity securities of $3.9 million offset by net repayment of debts. The decrease in cash and cash equivalents during the third quarter related primarily to operating and investing activities.

Cash and cash equivalents used for investing activities were $2.3 million in the first nine months of fiscal 2001, and approximately $0.2 million in the first nine months of fiscal 2000, reflecting cash invested in property and equipment acquisitions.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million financing facility. Included in the $9.5 million is a facility for up to $2.0 million in secured term loans and a facility which allows the Company to borrow up to $7.5 million in debt financing based on accounts receivable and inventory balances at rates of between 1.5% and 2.5% over prime. On December 24, 2000 the outstanding balance was $2.8 million and there was no additional borrowing availability under the line.

During the second quarter of fiscal year 1999, the Company was unable to meet its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility entered into in April 1999 and other leases due to cross default clauses in the these agreements. In November and December 2000, the Company exercised buyout options and refinanced several of its capital lease agreements. The refinanced and buyout amounts, totaling $1.1 million, were refinanced by the Company, generally by entering into two year lease financing arrangements.

The Company's operating needs are funded principally from the collection of accounts receivable. Should the Company's cash flow from collection of accounts receivable decline by reason of delays in collections or a decrease in sales, the Company could again be unable to meet its current obligations.

The Company's cash and cash equivalents have fluctuated significantly over each of the past several quarters. Cash increased in the first quarter of fiscal 2001, due to the sale of equity securities to Teamasia for $3.9 million. A substantial portion of the proceeds has been used to pay existing obligations and fund operations. In the third quarter of fiscal 2001 Teamasia loaned the Company $3.5 million under convertible debenture agreements. The proceeds were used to pay existing obligations, purchase capital equipment and fund operations. If the Company again incurs operating losses and negative cash flow, it will need to obtain additional funding to remain in operation. The Company is focused on cost reduction and manufacturing yield improvements to minimize the need for future capital infusions.

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

There May Be an Immediate Short-term Need for Cash Infusion into the Company

We have reported operating losses and negative cash flow, except for the sale of securities to Teamasia, since the second quarter of fiscal 1997. Unless the current trend of increasing revenue is sustained, there is substantial risk that we will continue to report losses and negative cash flow in the future. Our cash balance has fluctuated significantly over each of the last several quarters. As of December 24, 2000 we had cash and cash equivalents of approximately $201,046. If the Company is unable to reverse its current trend of unprofitable operations, we will need to obtain additional funding to remain in operation.

The Company has minimal financial resources and operating needs are funded principally from operations and the collection of accounts receivable. Should the cash flow from accounts receivable be reduced or interrupted by slow collections, limited borrowing capabilities from our line of credit, or by a decrease in revenue generation, the Company could very quickly find itself again unable to meet its obligations. Should such a cash flow shortfall occur, the potential sources for additional capital investment are neither in place nor identified. There can be no assurance that such funding will be available to us at reasonable rates, if at all.

Our Common Stock Price May Be Volatile Because Our Stock Trades on the Nasdaq Smallcap Market

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX." Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's common stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the Company's common stock.

Control by Existing Shareholders

As of December 24, 2000, Teamasia Semiconductors (India) Ltd. and its affiliates beneficially owned, in the aggregate, 62% of the fully diluted common stock of the Company. As a result, these stockholders, acting together, possess significant voting power over the Company, giving them the ability among other things to influence significantly the election of the Company's Board of Directors and approve significant corporate transactions. Such control could include a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain total control of the Company.

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

We manufacture all of our wafers at the one fabrication facility in San Jose. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any inability to utilize our manufacturing facility as a result of fire, natural disaster or utility interruption would have a material adverse effect on our financial condition or results of operations. We believe that we have adequate capacity to support our near term plans, and at the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the alternative foundry capacity, if required.

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

     The Lemelson Medical Foundation has filed patent violation legal actions against 88 semiconductor companies. The Company has been named as a defendant in this action, and the Company satisfied this specific claim.

Item 3. Defaults by the Company on its Senior Securities

     The Company has failed to make its scheduled payments due during the months of August, September, and October 1999 under its credit facilities and certain of its equipment leases, for a total aggregate amount of $1,035,654.

Item 5. Other Information

     On February 13, 2001, Mr. A.S. Thiyaga Rajan was elected to the Company's Board of Directors. Mr. Rajan is a Managing Director of Aquarius Investment Advisors Pte Ltd.

Item 6. Reports on Form 8-K.


  6.1 Convertible Debenture Due May 28, 2001. (Incorporated by reference to the Form 8-K filed by the Registrant on December 6, 2001).

  6.2 Convertible Debenture Due June 18, 2001. (Incorporated by reference to the Form 8-K filed by the Registrant on January 16, 2001).



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2001                 IMP, Inc.
                                        Registrant

                                        By: /s/ Sugriva Reddy
                                           -------------------------------------
                                           Name:  Sugriva Reddy
                                           Title: Chief Executive Officer