Form 10-K405
period 2001-03-31
IMP INC
filed 2001-08-15
CIK 812927

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

                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

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

        Yes  [X]    No [ ]


        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 2001 was approximately $2.9 million (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq Smallcap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 31, 2001 approximately 9,046,000 shares of Common Stock, $0.01 par value, were outstanding.

PART I

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business" and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

This Annual Report on Form 10-K, and the documents incorporated herein by reference, contains forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

Statements regarding the Company's business that are not historical facts are "forward-looking statements" that involve risks and uncertainties, including, but not limited to demand for the Company's products, foundry utilization, the ability of the Company to develop new products, demand by end-users for the products produced by the Company's customers, and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. Words such as "anticipates," "expects," "intends," "plan," "believe," "seeks," "estimates," and variations of such words and similar expressions relating to the future operations are intended to identify forward-looking statements.

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

ITEM 1. BUSINESS

IMP Inc. ("IMP" or the "Company") designs, manufactures and sells integrated circuit (IC) semiconductor devices, also known as microchips. The Company's focus is on a specialized technology sector called the analog IC market. IMP sells its analog IC technology in two basic forms: Manufacture of IC wafers for other semiconductor vendors using IMP's own and customer-developed processes. This has comprised the majority of IMP revenues for the last decade. Following a downturn in IMP's historic lines of business in fiscal 1997, IMP decided to expand its activities into the market for standard analog power-management ICs. IMP's goal is to provide a broad portfolio of devices to manage the power supply needs of the portable, wireless and internet-based systems that are driving today's computer and communications revolution. This new product direction builds on the historical strengths of IMP's people, technology and manufacturing capabilities and is intended to serve a broad base of customers in a growing market opportunity.

IMP's wafer production, test factory, design and research and development activities are located in San Jose, California. This facility is certified to meet the quality demands of the International Standards Organization specification number ISO 9001. IMP operates its own wafer fabrication plant in order to develop and control the specialized analog technologies that are essential for the design of products offering unique technical advantages to the customer.

IMP was founded as a California corporation in January 1981 under the name of International Microelectronic Products, and reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987 and initial public stock offering was made that same year. In September 1993, its Certificate of Incorporation was amended to formally change the name of the Company to the commonly used abbreviation of IMP, Inc. IMP stock is traded on the Nasdaq Smallcap Market under the ticker symbol of IMPX. IMP's main offices are located at 2830 North First Street, San Jose, California 95134-2071. IMP can be contacted by telephone at 408 432-9100, by fax at 408 434-0335, and by e-mail at info@impinc.com.


IMP BACKGROUND

IMP was founded to employ proprietary computer aided engineering software to provide fast-turnaround design and prototyping, as well as volume manufacturing services, for customer-designed application-specific IC (ASIC) devices. The Company was one of the first vendors to apply this design technology to complementary metal-oxide semiconductor (CMOS) processes. In the early 1980's, in order to offer fast turnaround and low-cost, companies, including IMP, had to build and operate their own wafer fabrication and testing facilities. The Company also used this capacity to provide wafer foundry services to semiconductor companies that did not own their own wafer fabrication factory or that needed additional capacity. IMP has delivered production wafers representing hundreds of millions of finished microchips to such customers as International Rectifier, Level One, Linfinity Microsemi, Teamasia Semiconductors, and National Semiconductor.

During the 1980's, IMP engineers created some of the industry's first standard-cell-based analog and mixed signal designs. They applied this analog expertise to the first non-custom products sold under the IMP name in the early 1990s. These were application-specific devices, such as programmable filters, integrated read-channels, preamplifiers, and write drivers, for applications in disk drive and PC tape back-up mass-storage systems. Customers for these products included Hewlett-Packard, Iomega, Seagate Technology, and the 3M Corporation. The revenues generated individually by these customers were in the range of $3.0 million to $25.0 million on average, annually. In early fiscal year 1997, demand for IMP's wafer foundry services and mass-storage products declined at the same time that significant additional foundry capacity was brought on-line throughout the world. As a result the Company's sales dropped significantly. Management took many actions to reduce costs, including canceling non-contributing products, freezing salaries, work force reduction and increasing the productivity of the remaining personnel. However, due to the high fixed costs of operating the factory, it was not possible to achieve profitability at such a depressed revenue level.

In 1997, a new IMP management team made the decision to invest in the design of standard catalog analog products to help increase demand for its products. The specific choice of analog power-management ICs was determined by the capabilities of the existing equipment, by the skills of the research and development personnel and by the long-term growth opportunities forecast for these products. In addition to matching these capabilities, these products are sold to a broad base of users throughout the world and are expected to reduce IMP's historical dependence on a limited base of customers. These analog products also have the potential to increase the profit that can be generated by each wafer.

Management believes that focusing on analog products does not guarantee a return to profitability, but is believed to be the best long-term opportunity for the Company. The difficulty of returning the Company to profitability has been compounded by the Asian economic difficulties that further reduced revenue through much of fiscal year 1999. The first new analog products resulting from this strategy began to contribute to revenue of $340,000 in the third quarter of fiscal year 1999, $2.3 million in fiscal year 2000 and $3.6 million in fiscal year 2001.

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

From the 1960s through the 1980s divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio, and other consumer products, the analog IC market is also served by a large number of independent, specialized "high-performance" analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics (WSTS) data, in calendar year 2000, the worldwide analog IC revenue was approximately $27.0 billion out of total integrated circuit sales of $208 billion and in calendar year 1999, the worldwide analog IC revenue was $22.1 billion out of total integrated circuit sales of $130.2 billion. The analog market segment increased by approximately 37% in the calendar year 2000 over calendar year 1999. Semiconductor Industry Association (SIA) analysts project that new electronic systems design activity, particularly that related to supporting the ongoing wireless and internet driven communications revolution, will support continued growth in the market for analog ICs in the year 2001.

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

An established analog IC supplier may offer hundreds of different basic device types, in numerous package variations and operating ranges, representing thousands of part numbers serving many different end-market segments. Power management ICs control, distribute, generate, monitor and regulate the supply of voltage and current, and provide electrical and thermal protection to an electronic system. SIA's 2001 report indicates an annual growth of 37% for analog IC suppliers in calendar year 2001. Analog ICs was projected by SIA to offer one of the most promising segments of the IC business because of their use in fast growing portable electronic systems.

IMP PRODUCTS AND SERVICES

Our revenues derive primarily from two types of activities:

1. Wafer Foundry and Custom IC Manufacturing Services - This is the original base of IMP's business and in fiscal 2001 still generated more than 80% of our revenue. We process silicon wafers using our specialized analog BiCMOS, CMOS and DMOS technologies for other semiconductor companies that do not own their own factory or who need additional capacity. These customers usually design the products themselves.

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

2. Power Management ICs - These are new families of standard catalog microchips that improve the power consumption efficiency of a wide range of electronic systems. We focus our research and development activity on low-power and high-voltage features for handheld and portable battery-operated communication systems, such as pagers, cell phones, and electronic organizers. In addition to communications systems, power management products are used in just about every piece of electronic equipment being designed today. We introduced our first power management products in early fiscal 1999 and they began to contribute to revenue in the third fiscal quarter. In fiscal 2001 they represented $6.1 million or approximately 20% of net revenues.

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

2. Complete the portfolio of industry-standard analog power-management IC products, based on the new processes described above. Using upon customer feedback about our first round portfolio of products, develop follow-on products to expand our offerings to meet continuously evolving customer requirements.

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

4. Our future standard product development is focused on differentiated and value-added products. We use the following Product Competency description to define what we mean by differentiated and value-added:

        - A product must add a perceived value to the end use -(Measured by significantly impacting any two of the following):

                -       Performance
                -       Ease of Use
                -       Energy Efficiency
                -       Size or Weight
                -       Price
                -       A product must be difficult for a competitor to imitate
                -       A product must be leverageable in many diverse markets

        See "Research and Development" below for a list of new products introduced during fiscal 2001.

SALES, DISTRIBUTION AND MARKETING

The Company sells its products both directly to OEM customers, with the assistance of independent sales representatives, and indirectly through independent distributors.

In North America, at the end of fiscal year 2001 the Company worked with various sales representative firms and distribution companies in the United States, Canada and Southeast Asia. In some cases these organizations promote products that compete with our products. In the fiscal year ended March 31, 2001, sales through our North American distribution outlets accounted for less than 5% of net revenues. As we proceed with our transition to sales of more standard analog IC products, we expect that our sales through distribution firms will account for an increasing percentage of net revenue. As is customary in the industry, distributors are entitled to price rebates and product return privileges if the market outlook and the prices for our products change.

Our sales to customers in the United States, Asia and Europe accounted for 82%, 15% and 3% respectively, of our net revenues for fiscal year 2001, compared to 81%, 8%, and 11% respectively, of the Company's net revenues for fiscal year 2000, and 88%, 6% and 6% respectively, of the Company's net revenues for fiscal year 1999. Our standard products are sold throughout the world. while our custom and foundry products are sold primarily to North American customers. European currency issues are not material due to the Company's minimal contact with European markets.

In fiscal year 2001 our largest customers were International Rectifier, National Semiconductor, and Linfinity Microelectronics, which accounted for approximately 30%, 15%, and 11%, of net revenues, respectively. In fiscal year 2000, International Rectifier, Level One, CMS (a subsidiary of Hewlett Packard) and Infinity Microelectronics accounted for 22%, 11%, 12%, and 10%, respectively, of net revenue. In fiscal 1999, International Rectifier and Linfinity Microelectronics accounted for approximately 29% and 16% of net revenues, respectively.

Outside North America, we sell our products through various channels, including independent sales representative, distributor, and stocking representative/distributor firms. These companies may buy and stock our products for resale or may act as our agent in arranging for direct sales from our factory to a customer. A Sales Distribution agreement has been reached with Teamasia Semiconductors to market IMP's products in Southeast Asia.

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

Our backlog consists of distributor and OEM customer orders typically required to be shipped no more than six months following the order date. Our customers may generally cancel or reschedule orders to purchase products without significant penalty. As a result, to reflect changes in their needs, our customers frequently revise the quantities of our products to be delivered and their delivery schedules. Since backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. When these products are shipped to the distributor, the company does not recognize them as revenue until the distributor sells them to the end customer. Such products when sold may result in revenue lower than the stated backlog invoice amounts as a result of discounts we may authorize at the time of sale by the distributors.

RESEARCH AND DEVELOPMENT

The Company's ability to compete depends, in part, upon its continued introduction of technologically innovative products on a timely basis and expanding the current portfolio of existing standard products. Meanwhile, we have many more first generation standard products in the final stages of development (these products were started over a year ago). Because it takes between six months and two years (or sometimes more) to create a new standard product, it will take some time for products meeting our Product Competency standard to be introduced.

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

As of March 31, 2001, we had eight people engaged in research and development. Our research and development efforts are dependent upon attracting and retaining qualified analog process, design, product engineering, test and applications engineers, of which there is a limited supply. We also use independent contractors for certain research and development projects.

In fiscal years 2001, 2000, and 1999 we spent approximately $3.4 million, $4.7 million, and $8.2 million respectively, on research and development. We expect to continue to invest funds in research and development activities.

Our research and development programs are currently focused on the development of new power management analog IC products and enhancing and expanding our portfolio of CMOS and BiCMOS processes with the greatest amount of resources concentrated in the area of IC product development.

During fiscal year 2001 we introduced the following new products to the market:

PULSE WIDTH MODULATION (PWM) CONTROLLER integrated circuits for Switch Mode Power Supply (SMPS) and DC-to-DC converter manufactures. Notable among the improvements of the BiCMOS IMP38H4X devices are zero cross-conduction/shoot-through current, reduced start-up and operating current, improved under voltage lockout and lower current-sense delay times. All improvements increase efficiency or improve system reliability.

MICROPROCESSOR SUPERVISORY integrated circuits with user selectable watchdog timeout period and selectable threshold level. The IMP 1232LP microprocessor supervisors monitor the processor 5-volt power supply and through a watchdog timer will restart a "hung-up" microprocessor. In addition, compared to competitive offering from Dallas Semiconductor, Linear Technology and Maxim Integrated Products, the IMP1232LP power consumption is lower by at least 40 percent.

DUAL ELECTRO LUMINESCENT LAMP DRIVER integrated circuit. Extend from the success of the IMP528 Electro-luminance Lamp Driver, IMP522 provides the driver capability for two lamps with a small 10-pin MSOP package. IMP522 delivers output drive capability of 220 Vpp, highest in the industry.

UART, DUART, VME CONTROLLER AND TVS DIODE NETWORKS were added to the IMP product portfolio. These products were acquisitions from EPIC Semiconductor, Inc.

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

COMPETITION

The semiconductor industry is intensely competitive and is characterized by rapid technological change, product or process obsolescence and price erosion in many markets.

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

The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer and communication standards, quality and customer support. With respect to application-specific mass-storage products such as read channels, our principal competitor is Texas Instruments. With respect to application-specific data communications devices such as SCSI termination devices, our principal competitors are Maxim Integrated Products, Linfinity Microelectronics and Unitrode, a division of Texas Instruments. We plan to continue to supply our mass-storage and SCSI devices as long as a viable market remains for them, however we are not currently developing any new products based on these technologies. In the focus area of power management products, because the markets are diverse and highly fragmented, we expect to encounter different competitors on different products. Our principal competitors are expected to include Micrel, Supertex, Sipex, TelCom Semiconductor, Linear Technology, and Maxim Integrated Products. Other competitors will likely include Analog Devices Inc., Linfinity Microelectronics, Motorola, National Semiconductor Corporation, Texas Instruments, and certain European and Asian manufacturers.

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

PATENTS AND LICENSES

We have been granted 23 United States patents, one of which is jointly owned, and we have filed for additional United States and foreign patent applications on our inventions. The issued patents expire between 2003 to 2016. Although patents, patent protection and patent applications may have value, we believe that other factors such as managerial and technological experience and creative abilities of our personnel are of more significance in our industry. There are five patents that apply to currently shipped products.

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

In fiscal year 2000, Lemelson Medical Foundation filed a claim against us and 87 other Semiconductor companies regarding alleged patent violations. In December 2000, we settled all claims with the Lemelson Medical Foundation for $150,000 to be paid in annual installments, the last of which is due in December 2002, in exchange for certain licensing rights.

We have acquired software and licenses to software from a number of software companies, primarily for computer-aided design of our integrated circuits.

We attempt to protect our trade secrets and other proprietary information through employment proprietary information and invention agreements with our employees, and non-disclosure agreements with appropriate customers and suppliers. The non-disclosure agreements generally have terms ranging from one to five years and may cover information such as technical, or financial, or operational, or sales, or marketing. Depending upon the circumstances, either mutual or one-way non-disclosures are covered. Although we plan to protect our rights vigorously, there can be no assurance that our measures will be successful.

MANUFACTURING

During fiscal 2001, all of the wafers we shipped directly or that were assembled as finished products were manufactured in our San Jose, California facility. This wafer manufacturing facility has the capacity to produce up to 15,000 five-inch wafers per month. The maximum practical number of wafers may be less, or more, than this at any specific time due to the number of masking levels or other critical process steps demanded by the current product mix. We believe that our in-house wafer fabrication facility provides us with the ability to produce competitive products because it allows close collaboration between our design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs, and accelerates product introduction schedules.

During periods of low demand, the high fixed costs associated with our wafer fabrication factory have had a serious impact on our ability to run a profitable operation. For example, during the first half of fiscal year 1999, and all of fiscal years 2000 and 2001, our operating results were negatively impacted due to low utilization of the factory. During some of this time, we operated the factory at less than 50% of capacity.

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

On those products where we provide finished devices to our customers, after the wafers are fabricated and tested at our San Jose, California facility, they are sent to contract assembly houses to be packaged. After the wafers are scribed and the individual die is packaged, the units are returned to us for final testing. We then ship the completed devices to distributors and customers worldwide. The Company has initiated procedures and taken steps to perform testing and shipping functions at external vendors.

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

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of June 1, 2001 were:

NAME                                             AGE        POSITION
----                                             ---        --------
Sugriva Reddy...............................     52         Interim President, CEO and Director
Frederick Diaz..............................     48         Vice President of Finance
Tarsaim Batra...............................     62         Vice President, Manufacturing and Chief Operating Officer
Moiz B. Khambaty............................     67         Vice President, Technology
John Chu....................................     59         Vice President, Sales & Marketing


Mr. Sugriva Reddy joined the Company in July 2000, as the Interim President and Chief Executive Officer. Mr. Reddy brings more than 24 years of semiconductor manufacturing experience, having worked in various senior management positions at National Semiconductor. Mr. Reddy joined Teamasia in 1997 as Vice President.

Mr. Frederick Diaz joined the Company in March of 2001 as the Vice President of Finance. Mr. Diaz joined the company from UniSil Corporation where he served as the Chief Financial Officer and Vice President. Mr. Diaz is a CPA with over 27 years of financial experience in various financial management positions.

Dr. Tarsaim Batra joined the Company in November 1994 as a yield improvement consultant. In May 1995, he was promoted to Manager, Operations Research. In November 1996, he was promoted to Director of Manufacturing and in February 1997 he was promoted to Vice President, Manufacturing. In November 1999, he was promoted to Chief Operating Officer. Prior to joining IMP, Dr. Batra's thirty year career in the semiconductor industry encompassed various manufacturing, engineering and research positions. He was General Manager, Semiconductor Division of California Micro Devices from 1989 to 1994.

Dr. Moiz Khambaty joined the Company in November 1981 as Manager of Technology Development. In October 1983 he was promoted to Director, Technology Development and in April 1984 to Vice President, Technology. From 1978 to 1981 Dr. Khambaty was a Sr. Staff Scientist with Gould Electronics (AMI, Inc.). From 1956 to 1978 he was employed in various engineering and managerial positions with Siemens, Fairchild, Honeywell and the Atomic Energy Establishment of the Government of India.

Mr. John Chu, joined the Company in January 2001 as Vice President of Engineering and Strategic Marketing. Mr. Chu is responsible for profit and loss of the Standard Product Group, new product development, and worldwide sales and marketing. Prior to joining IMP, Mr. Chu was Vice President of Analog Business Unit at Fairchild for 7 years. Mr. Chu was product line director at Advanced Micro Devices for 11 years.

Officers are elected by and serve at the discretion of the Board of Directors.

EMPLOYEES

As of March 31, 2001, IMP employed approximately 206 people including approximately 156 in manufacturing; 9 in research and development, and 41 in administrative, financial, sales and marketing and management positions.

None of our employees are represented by collective bargaining agreements, nor have we ever experienced any work stoppage through employee initiated actions. We believe that our employee relations are good.

Our ability to attract and retain qualified personnel is essential to our future success. The number of skilled analog designers and other specialized engineers and technicians, qualified to meet the demands of IMP's business is particularly limited, and competition for these people is intense. Our growth also requires the hiring or training of middle and upper-level managers. Our ability to attract and retain qualified personnel has been adversely affected by the performance of our stock prices in recent periods. If we are unable to hire, retain, and motivate enough qualified technical and management people, our operations and financial results will be adversely affected.

ENVIRONMENTAL AND SAFETY REGULATION

The Company is subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with the present or future regulations could result in penalties being imposed on the Company, suspension of production or a cessation of operations. There can be no assurance that regulatory changes in regulatory interpretation or enforcement will not render compliance more difficulty and costly. Any failure of the Company to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities.

ITEM 2. PROPERTIES

All of the Company's activities, including manufacturing, design, sales and marketing and process technology research and development activities are located in a 69,000 square foot building in San Jose, California leased under agreements expiring in fiscal 2006. The Company also leases approximately 4000 square feet of warehouse space in San Jose, California. The Company believes that its current facilities are adequate to meet its current requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

The Company was named as one of many defendants in a legal action brought by the Lemelson Medical Foundation for patent violations. In December 2000, we settled all claims with the Lemelson Medical Foundation for $150,000 to be paid in annual installments, the last of which is due in December 2002, in exchange for certain licensing rights.

We are subject to litigation in the ordinary course of our business. An adverse could have a material adverse impact on our business and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Change of Control:

During the fourth quarter of the fiscal year covered by this report, our majority stockholders approved our Amended and Restated Imp Inc. 2000 Stock Option Plan, subject to compliance with the provisions of Rule 19c-2 under the Exchange Act of 1934, as amended (the "Exchange Act").

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company was traded on the Nasdaq National Market under the symbol "IMPX". As of April 7, 1999, the Common Stock of the Company began trading on the Nasdaq Smallcap Market. The following tables set forth the high and the low last reported sales price for the Common Stock as reported by the Nasdaq National Market. All share price figures reflect the 1-for-10 reverse split that occurred during fiscal year 1999. The Board of Directors and majority stockholder of the Company have approved a 1 for 5 reverse stock split, subject to compliance with the provisions of Rule 14c-2 under the Exchange Act.

                      FISCAL YEAR ENDED MARCH 31, 2001                  FISCAL YEAR ENDED MARCH 26, 2000
                      --------------------------------                  --------------------------------
                       HIGH                      LOW                     HIGH                      LOW
                      ------                   -------                  ------                   -------
First Quarter          $4.88                    $2.06                    $4.25                    $2.31
Second Quarter         $3.50                    $1.38                    $4.50                    $1.06
Third Quarter          $1.75                    $0.47                    $6.12                    $2.00
Fourth Quarter         $2.38                    $0.41                    $8.06                    $3.06

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    FISCAL YEAR ENDED(1)
                                                       -----------------------------------------------------------------------------
                                                       MARCH 31,        MARCH 26,        MARCH 28,        MARCH 29,        MARCH 30,
                                                         2001             2000             1999             1998             1997
                                                       --------         --------         --------         --------         --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenues                                         $ 31,520         $ 34,837         $ 33,391         $ 40,420         $ 64,891
  Net loss(2)                                           (10,487)          (3,601)          (7,919)          (3,799)         (12,367)
Basic and diluted net loss
    per share(3)                                          (1.31)           (1.00)           (2.73)           (1.35)           (4.39)
Balance Sheet Data:
  Total assets                                           18,825           18,391           25,961           31,949           37,271
Long term obligations excluding current portion           4,260              857            2,942            6,173            9,074
Stockholders' equity (deficit)                         $ (2,915)        $  3,483         $  4,985         $ 10,598         $ 14,301

------------
(1) In 2001, the Company changed its fiscal year end to March 31. Prior to 2001, the Company's fiscal year ended on the Sunday nearest March 31. Fiscal years 2000, 1999, 1998, and 1997 each consisted of 52 weeks; fiscal year 2001 consisted of 53 weeks.

(2) In fiscal year 1997, the Company recorded $1,862,000 in restructuring charges.

(3) See Note 1 of Notes to Financial Statements for an explanation of the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below in this section under the sub-heading "Factors Affecting Future Results."


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net revenues for the periods indicated.

                                                                     Fiscal Year Ended
                                                    ----------------------------------------------------
                                                    March 31, 2001     March 26, 2000     March 28, 1999
                                                    --------------     --------------     --------------
Total revenues                                          100.0%             100.0%             100.0%
Cost of revenue                                         105.1               81.1               80.4
                                                        -----              -----              -----
         Gross profit (loss)                             (5.1)              18.9               19.6
Operating expenses:
         R&D/Design                                      11.0               13.5               24.5
         Selling, general and administrative             14.7               12.5               15.7
                                                        -----              -----              -----
Operating loss                                          (30.7)              (7.1)             (20.6)
Other expense, net                                       (2.6)              (3.2)              (3.1)
                                                        -----              -----              -----
Net loss                                                (33.3)%            (10.3)%            (23.7)%
                                                        =====              =====              =====

Net Revenues. Net revenues in fiscal year 2001 decreased 9.5% to $31.5 million, from $34.8 million in fiscal year 2000. Net revenues in fiscal year 2000 increased 4% to $34.8 million from $33.4 million in fiscal year 1999. Foundry product sales accounted for 80% of net revenues in fiscal year 2001, 69% in fiscal year 2000, and 83% in fiscal year 1999. The Company is attempting to shift from foundry product sales to sales of the Company's standard products.

The decrease in net revenues of foundry and standard products from fiscal year 2000 to fiscal year 2001 is the result of the general economic slowdown and weak business conditions, low factory utilization, declining sales prices and poor factory execution due to manufacturing problems associated with the Manufacturing Information System failure in the last quarter of fiscal year 2001. In addition, inventories of certain devices were discontinued as IMP streamlined its product portfolio. Finally, revenue decreased as a result of discontinued orders of standard products from certain customers.

Our sales to customers in the United States, Asia and Europe accounted for 82%, 15%, and 3% respectively, of our net revenues for fiscal year 2001, compared to 81%, 8% and 11%, respectively, of the Company's net revenues for fiscal year 2000, and 88%, 6% and 6%, respectively, of the Company's net revenues for fiscal year 1999. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers. In fiscal year 2001, our largest customers were International Rectifier, National Semiconductor and Linfinity Microelectronics, which accounted for approximately 30%, 14% and 11%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal year 2001. In fiscal year 2000, IMP's largest customers were International Rectifier, with 22% of net revenues, and Linfinity Microelectronics, with 10% of net revenues.

Management expects improved overall margins due to the shift to standard product sales, new product introductions, better pricing from subcontractors and utilization of manufacturing capacity as the Company adjusts production activities to meet the changing product demands. However, while the Company is working on programs to continue to improve manufacturing efficiencies, and achieve faster introduction of new and qualified second source vendor for products, there can be no assurance that the Company will not encounter difficulties due to delays with technology introduction, changes in product mix, unfavorable product mix, unfavorable manufacturing yields, or other manufacturing difficulties in the future. Gross margin may fluctuate from quarter to quarter.

Cost of revenues. Cost of revenues as a percentage of net revenues was 105% in fiscal year 2001 compared to 81% in fiscal year 2000 and 80% in fiscal 1999. The 24 percentage point increase in cost of revenues as a percentage of net revenues in fiscal year 2001 compared to fiscal year 2000 was principally the result of lower factory utilization, selling price erosion and product mix changes on standard products. The increase in cost of revenues as a percentage of net revenues in fiscal year 2000 compared to fiscal year 1999 was due to lower factory utilization, selling price erosion and product mix changes on standard products.

Research and Development Expenses. Research and development expense in fiscal year 2001 was $3.4 million, compared to $4.7 million in fiscal year 2000, and $8.2 million in fiscal year 1999. The decrease from fiscal year 2000 to fiscal year 2001 was due to cost reduction efforts, lower personnel related costs, and to a lesser extent, lower depreciation. The decrease from fiscal year 1999 to fiscal year 2000 was also due to cost reduction efforts, including a reduction-in-force in September 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expense in fiscal year 2001 was $4.6 million compared to $4.4 million in fiscal year 2000, and $5.2 million in fiscal year 1999. The decrease in selling, general and administrative expense in fiscal year 2001 was the result of cost reduction efforts put in place during the latter part of fiscal year 2001, especially outside consulting fees, legal expense and other expenses. These reductions were partially offset by an increase in bad debt expense. The decrease in expenses in fiscal year 2000, as compared to fiscal year 1999, was primarily due to cost reduction efforts, including a reduction-in-force that occurred in September 1999, as well as a renegotiation of sales commission agreements which resulted in lower commission expenses in fiscal year 2000.

Interest Expense. Interest expense in fiscal year 2001 rose $173,000 or 16% from fiscal year 2000 amounts. The increase was due to slightly lower average outstanding balances, offset by penalty interest and other financing charges incurred in connection with past due principal installments and lease obligations. Interest expense decreased from fiscal year 1999 to fiscal year 2000 by $155,000 or 12%, primarily due to lower outstanding balances.

Other Income. Other income includes interest income earned on cash and cash equivalents and other miscellaneous items. Interest income has declined as the Company's cash and cash equivalent average balances have decreased. Included in other revenue in fiscal year 2001 is approximately $450,000 of previously accrued royalty obligations that were forgiven.

Net loss. The Company had a net loss of $10.5 million in fiscal year 2001, or $1.31 per share, compared to a loss of $3.6 million in fiscal year 2000 or $1.00 per share, and a loss of $7.9 million in fiscal year 1999, or $2.73 per share. The fiscal years' 2001, 2000 and 1999 net losses were primarily attributable to low factory utilization due to fluctuating market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $41,000 at March 31, 2001 from $261,000 at March 26, 2000. The decrease from fiscal 2000 to fiscal 2001 was primarily due to continued operating losses, lower borrowing capabilities from our credit facilities due to concentration limitations on qualified accounts receivable and continued repayment of debt.

Cash and cash equivalents used by operating activities in fiscal year 2001 were $2.8 million, compared to cash and cash equivalents provided by operating activities in fiscal year 2000 of $1.5 million, and cash and cash equivalents used by operating activities of $8.3 million in fiscal year 1999. The fiscal 1999 to fiscal 2000 increase in cash and cash equivalents provided by operating activities were primarily due to lower operating losses and lower accounts receivable.

Cash and cash equivalents used for investing activities were $1.5 million in fiscal year 2001, $1.4 million in fiscal year 2000 and approximately $1.8 million in fiscal year 1999, reflecting cash invested in property and equipment acquisitions.

Cash and cash equivalents used in financing activities were approximately $4.0 million in fiscal year 2001, $1.5 million in fiscal 2000 and $37,000 in fiscal year 1999. In fiscal year 2001, the Company received proceeds of $3.5 million from the issuance of convertible debentures, $3.9 million from the sale of common stock, and $1.3 million in advances from a related party. The Company made payments of $3.0 million on capital lease obligations and $1.2 million on its revolving credit facility. In fiscal year 2000, the Company received proceeds of $4.3 million from its revolving credit facility, including $1.7 million in equipment notes payable, repaid $4.9 million on the credit facility, repaid $1.1 million of equipment notes payable, and made principal payments of $1.9 million on capital lease obligations. In addition, the Company had proceeds from the sale of stock of $2.1 million.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million facility. Included in the facility are secured term loans for up to $2.0 million for equipment purchases and a revolving credit facility that allows the Company to borrow up to $7.5 million based on qualifying accounts receivable and inventory balances at 1.5% over prime. On March 26, 2001, the outstanding balance was $1.9 million. The remaining $7.6 million under the facility was unavailable due to concentration limitations on qualified accounts receivable. The agreement was subsequently terminated.

During the second quarter of fiscal year 2000, the Company was unable to meets its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility due to a cross default clause in the revolving credit facility agreement. As of June 26, 2000, the Company was in default of the revolving credit facility and capital lease obligations with an aggregate total balance of $4,934,000.

During fiscal year 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, and from proceeds from sales of stock in June 2000 and convertible debentures in November and December 2000 to Teamasia totaling $7,430,000, the Company was able to bring current, pay off, or refinance certain of its debt and lease obligations. As of March 31, 2001, the Company remained in default of its revolving credit facility and equipment notes with an aggregate balance of $2,672,000.

As of March 31, 2001, the Company's current portion of debt and capital lease obligations of $5.5 million is comprised of (i) $734,000 of equipment notes,
(ii) $1.9 million of the revolving credit facility, (iii) $1.6 million of capital lease obligations and (iv) $1.3 million short term advance from a related party. The capital lease obligations are comprised of nine individual leases, all of which are past due.

As of March 31, 2001, the Company's long term portion of debt and capital lease obligations of $4.3 million is comprised of $760,000 of capital lease obligations and $3.5 million of convertible debentures due in May 2002. The capital lease obligation is comprised of four lessors that account for the outstanding long-term portion of the capital lease obligation.

In May 2001, the Company entered into a Memorandum of Understanding ("MOU") with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of $3.5 million of convertible debentures until May 2002. In addition, under the MOU, an investor group led by the Chairman of the Board of Directors agreed to purchase stock representing 72% of the Company's fully diluted equity for $6.0 million, to be received in installments, the last of which was due in July 2001. All proceeds were received by July 31, 2001.

In July 2001, the CIT Group gave notice of termination and acceleration and demand for repayment for the revolving credit facility, including the equipment term loans. As of June 30, 2001, $1.7 million remained outstanding under the revolving credit and equipment term loan financing arrangement with the CIT Group. Management is actively negotiating with several lenders to replace the CIT Group revolving credit facility.

Management's plans to solve the liquidity problems and return the Company to profitability include:

        - Downsizing the Company, including reducing headcount, and consolidating operations;

        - Focusing on the manufacturing and sales of standard analog products;

        -       Improving the yield of the manufacturing process;

        -       Implementing strict controls over cash disbursements;

        -       Enhancing collection efforts over past due accounts receivables;
                and

        -       Arranging a financing facility to fund the Company's operations.

Management believes these measures will enable the Company to continue operations; however, there can be no assurance that these measures will be successful in sustaining the Company and additional actions may be necessary, including obtaining additional equity contributions. There can be no assurance that such financing will be available.

FACTORS AFFECTING FUTURE RESULTS

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, operating cash availability, delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

The Company has minimal financial resources and its operating needs in fiscal 2001 were funded principally from the collection of accounts receivable and from the sale of common stock and convertible debentures to Teamasia. Should the cash flow from accounts receivable be lessened or interrupted by slow collections, or by a decrease in revenue generation, the Company will be unable to meet its obligations. The Company continues to focus on restructuring its operations to conserve cash.

We have reported operating losses and negative cash flow since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved or the Company lowers its break-even point.

Our cash balance has decreased over each of the last several quarters. As of March 31, 2001 we had cash and cash equivalents of approximately $41,000.

The Company sells its products to distributors and manufactures in Southeast Asia which is currently experiencing an economic downturn. Sales in this region accounted for 25% of the Company's net revenues in fiscal year 2001. The Company experienced a slight growth in revenues from this region during fiscal year 2001. However, should the region not be able to overcome its economic problems, there is no assurance that the Company's results of operations will not be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant drop off in sales in the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002. The reduced sales and corresponding reduction in cash flow has compounded the Company's liquidity issues. The downturn in the semiconductor market is expected to continue for the foreseeable future.

In June 2001, International Rectifier Corporation (IR) notified the Company that they will be canceling future orders. The final shipments of product to IR is expected to occur in August 2001. Revenues for the year ended March 31, 2001 totaled $9.3 million. The impact of this cancellation could have a significant negative impact on the results of operations of the Company.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company may have to continue investing in advanced design tools, manufacturing equipment and process technologies. The Company anticipates significant continuing capital expenditure during the following several years. The Company will be required to seek additional debt or equity financing to satisfy its cash and capital needs and such financing may not be available on terms satisfactory to the Company. If such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products and process technology require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

Part of the Company's future product development strategy included the acquisition of the product portfolio of Epic Semiconductor based in Phoenix, Arizona. Such products are based on the UARTs and MOSFET technologies. The Company currently believes that, if successful in manufacturing and marketing of such products, these products could enhance the revenue of the Company. However there can be no assurance that the manufacturing and marketing of these products can be successfully implemented in a timely manner. From time to time, the Company has experienced manufacturing difficulties due to equipment failures that have caused delivery delays and product returns. There can be no assurance that the Company will not experience manufacturing problems and product delays in the future as a result of , among other reasons, changes to the process technologies, equipment failure, or production scheduling issues. The Company depends on outside contract assembly vendors to assemble and package our products, and, any delays in product delivery, quality and assembly problems from these outside contract assembly companies could adversely affect the Company's operating results.

Although we are not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it may be possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

The Company is subject to a variety of federal, state, and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals and gases used in its manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in penalties being imposed on the Company, suspension of production or a cessation of operations. There can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement will not render compliance more difficult and costly. Any failure of the Company to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities.

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

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company's common stock from the exchange. The reasons for the delisting include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and exercise a reverse stock split by August 24, 2001. The results of the hearing of the Nasdaq panel are not yet known, the Company does not know whether it will be able to maintain its Nasaq listing.

The Company initiated a year 2000 remediation plan during fiscal 1999 to make the Company's primary and ancillary information systems year 2000 compliant. The plan included the implementation of year 2000 compliant financial application and upgrading the manufacturing- execution software. The financial system application software and the manufacturing -- execution software were deemed adequate to comply with year 2000 requirements. However, the Company took addition steps in fiscal 2001 to complete a major upgrade to its manufacturing-execution software and hardware and currently is in the final stages of implementing financial application software and hardware. The Company expects that all upgrades to the financial system will be completed in the second quarter of fiscal year 2002.

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

In 2001, we experienced difficulties meeting product specifications for certain customers and, as a result, accepted product returns from these customers. We have since implemented changes to our processes to ensure our products meet customer acceptance criteria, however, there can be no assurance that we will not be required to accept product returns in the future.

We manufacture all of our wafers at our fabrication facility in San Jose. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any inability to utilize our manufacturing facility as a result of fire, natural disaster or utility interruption, otherwise, would have a material adverse effect on our financial condition or results of operations. Although we believe that we have adequate capacity to support our near term plans, we have in the past subcontracted the fabrication of a portion of our wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the necessary foundry capacity.

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory before we receive orders from our customers. Because of inaccuracies inherent in forecasting the demand for such products, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relationships; surpluses can result in larger than desired inventory levels. Our backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without penalty. As a result, to reflect changes in their needs, customers frequently revise the quantities of our products to be delivered and their delivery schedules. Because backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes our orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that we authorize at the time of sale by the distributors.

The Company utilizes various external " silicon wafer service foundries" (for epitaxial growth) and assembly sites to assemble and package its products. Any product delivery delays, quality and manufacturing problems from these external operations could adversely affect the Company's operating results.

We depend on a number of subcontractors for certain of our manufacturing processes, such as epitaxial deposition services. If any of these subcontractors fails to perform these processes on a timely basis, there could be manufacturing delays, which would materially adversely affect our results of operations. Currently, we purchase certain materials, including silicon wafers, on a purchase order basis from a limited number of vendors. Any interruption or termination of supply from any of these suppliers would have a material adverse effect on our financial condition, results of operations, or liquidity. Our products are packaged by a limited group of third party subcontractors in Southeast Asia. Certain of the raw materials included in such products are obtained from sole source suppliers. Although we are trying to reduce our dependence on our sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on our financial condition or results of operations. As is common in the industry, independent third party subcontractors in Asia currently assemble all of our products. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in our supply, our operating results would be adversely affected until alternate subcontractors, if any, became available.

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The Company is currently engaged in an executive search to hire a chief financial officer and a controller. The loss of key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Factors Affecting Future Results". The Company is exposed to market risk related to changes in interest rates, and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity: The Company has various debt instruments outstanding that mature by 2002. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a five percent increase in interest rates would cause interest expense to increase by an immaterial amount.


Due to its international sales, the Company is exposed to risks associated with foreign exchange rate fluctuations. Those exposures may change over time as business practices evolve and could have a material adverse effect on the Company's operating results and financial condition. All of the Company's sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, reducing the demand for the Company's products. A decline in the demand of the Company's product could have a material adverse effect on the Company's operating results, financial position, or liquidity. European currency issues are not material due to the Company's minimal contact with European markets.

At March 31, 2001, the Company had approximately $2.35 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements with these arrangements do not have variable interest rates, an increase of 10 percent in short-term would not have material impact on the Company's net income or cash flows. The Company does not hedge any interest rate exposures.

Since the Company does not have any significant exposure to changing interest rates, the Company did not undertake any specific actions to cover exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. All of the Company's financial transactions are conducted in US Currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements and financial statement schedules

                                                                                                   PAGE
                                                                                                   ----
Financial statements:

Independent Auditors' Report ...................................................................    24
Report of Independent Accountants ..............................................................    25
Balance sheets as of March 31, 2001 and March 26, 2000 .........................................    26
Statements of operations for each of the three years in the period ended March 31, 2001 ........    27
Statement of stockholders' equity for each of the three years in the period March 31, 2001 .....    28
Statements of cash flows for each of the three years in the period ended March 31, 2001 ........    29
Notes to financial statements ..................................................................    30

Financial statement schedule for each of the three years in the period ended March 31, 2001

Independent Auditor's Report on Financial Statement Schedules ..................................    49
Schedule I - Valuation and Qualifying Accounts .................................................    50

                          Independent Auditors' Report


The Board of Directors
IMP, Inc.

We have audited the accompanying balance sheet of IMP, Inc. (the "Company") as of March 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMP, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                    /s/ KPMG LLP


Mountain View, California
August 6, 2001

                        Report of Independent Accountants

To the Board of Directors and Stockholders of IMP, Inc.:

In our opinion, the balance sheet as of March 26, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 26, 2000 (appearing on pages 26 through 29 of this Form 10-K) present fairly, in all material respects, the financial position of IMP, Inc. at March 26, 2000, and the results of its operations and its cash flows for each of the two years in the period ended March 26, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules on page 50 present fairly, in all material respects, the information set forth therein for each of the two years in the period ended March 26, 2000 when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of IMP, Inc. for any period subsequent to March 26, 2000.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has failed to make the scheduled payments due under certain of its debt and capital lease obligations due to ongoing liquidity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 19, 2000

                                    IMP, Inc.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      MARCH 31,           MARCH 26,
                                                                        2001                 2000
                                                                      --------             --------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $     41             $    261
  Accounts receivable, net of allowances
     for doubtful accounts and returns of $2,290 and $220                2,095                4,918
 Accounts receivable from related party                                    720                   85
  Inventories                                                            7,462                6,724
  Other current assets                                                   1,445                   67
                                                                      --------             --------
     Total current assets                                               11,764               12,055
Property and equipment:
  Leasehold improvements                                                 9,073                9,072
  Machinery and equipment                                               86,341               83,696
                                                                      --------             --------
                                                                        95,414               92,768
  Less accumulated depreciation and amortization                        88,897               86,854
                                                                      --------             --------
  Net property and equipment                                             6,517                5,914
Deposits and other long term assets                                        544                  422
                                                                      --------             --------
                                                                      $ 18,825             $ 18,391
                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of debt                                             $  3,925             $  4,191
  Current portion of capital lease obligations                           1,593                2,788
  Trade accounts payable                                                 7,183                2,814
  Accrued payroll and related expenses                                   1,325                1,162
  Other current liabilities                                              3,454                3,096
                                                                      --------             --------
     Total current liabilities                                          17,480               14,051

  Long term portion of debt                                              3,500                   --
  Long term portion of capital lease obligations                           760                  857
                                                                      --------             --------
     Total liabilities                                                  21,740               14,908

Commitments and contingencies

Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par
     value; 5,000 shares authorized; no shares
     issued and outstanding                                                 --                   --
Common stock, $0.01 par value; 50,000
     shares authorized; 9,046 and 4,246 shares
     issued and outstanding                                                 90                   42
  Additional paid in capital                                            78,764               74,763
Obligations to issue common stock                                           40                   --
Treasury stock; at cost, 203 shares                                     (3,897)              (3,897)
Accumulated deficit                                                    (77,912)             (67,425)
                                                                      --------             --------
     Total stockholders' equity (deficit)                               (2,915)               3,483
                                                                      --------             --------
                                                                      $ 18,825             $ 18,391
                                                                      ========             ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    YEARS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31,            MARCH 26,            MARCH 28,
                                                   2001                 2000                 1999
                                                 --------             --------             --------
Net revenues:
  Component                                      $ 28,684             $ 29,764             $ 31,087
  Related party component                           1,435                  134                   --
  Design and engineering services                   1,401                4,939                2,304
                                                 --------             --------             --------
                                                   31,520               34,837               33,391

Cost of revenues:
  Component                                        32,271               25,915               25,563
  Design and engineering services                     861                2,356                1,273
                                                 --------             --------             --------
                                                   33,132               28,271               26,836

Gross profit (loss)                                (1,612)               6,566                6,555
                                                 --------             --------             --------


Operating expenses:
  Research and development                          3,435                4,693                8,191
  Selling, general and administrative               4,622                4,370                5,243
                                                 --------             --------             --------
Total operating expenses                            8,057                9,063               13,434
                                                 --------             --------             --------

Loss from operations                               (9,669)              (2,497)              (6,879)

Interest expense                                   (1,279)              (1,106)              (1,261)

Other income                                          461                    2                  221
                                                 --------             --------             --------

Net loss                                         $(10,487)            $ (3,601)            $ (7,919)
                                                 ========             ========             ========

Net loss per common share:

    Basic and diluted                            $  (1.31)            $  (1.00)            $  (2.73)
                                                 ========             ========             ========

Shares used in per share computation:

    Basic and diluted                               8,013                3,602                2,901
                                                 ========             ========             ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                          OBLIGATION
                                           COMMON STOCK       ADDITIONAL   TO ISSUE                                   TOTAL
                                         -----------------     PAID IN      COMMON     TREASURY     ACCUMULATED    STOCKHOLDERS'
                                         SHARES     AMOUNT     CAPITAL      STOCK       STOCK         DEFICIT     EQUITY/(DEFICIT)
                                         ------     ------    ----------  ----------   --------     -----------   ----------------
Balances, March 29, 1998                  3,034      $ 30      $70,370        $--      $(3,897)      $(55,905)      $ 10,598


Issuance of common stock under
employee stock
purchase plans                                8        --           53         --           --             --             53

Issuance of common stock and
warrants in conjunction
with equity financing                       527         5        2,248         --           --             --          2,253

Net loss                                     --        --           --         --           --         (7,919)        (7,919)
                                          -----      ----      -------      -----      -------       --------       --------

Balances, March 28, 1999                  3,569        35       72,671         --       (3,897)       (63,824)         4,985


Issuance of common stock under
employee stock
purchase plans                                6        --           14         --           --             --             14

Issuance of common stock in
conjunction with stock purchase
agreement                                   671         7        2,043         --           --             --          2,050

Issuance of warrants to a consultant         --        --           35         --           --             --             35

Net loss                                     --        --           --         --           --         (3,601)        (3,601)
                                          -----      ----      -------      -----      -------       --------       --------

Balances, March 26, 2000                  4,246        42       74,763         --       (3,897)       (67,425)         3,483


Obligation to issue common stock
in connection with asset purchase            --        --           --         40           --             --             40

Issuance of common stock under
employee stock purchase plans                 7        --           10         --           --             --             10

Issuance of warrants in connection
with settlement of claim                     --        --          184         --           --             --            184

Issuance of common stock in
conjunction with stock purchase
agreement                                 4,793        48        3,807         --           --             --          3,855

Net loss                                     --        --           --         --           --        (10,487)       (10,487)
                                          -----      ----      -------      -----      -------       --------       --------

Balances, March 31, 2001                  9,046      $ 90      $78,764      $  40      $(3,897)      $(77,912)      $ (2,915)
                                          =====      ====      =======      =====      =======       ========       ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   YEARS ENDED
                                                                     -------------------------------------------
                                                                     MARCH 31,       MARCH 26,        MARCH 28,
                                                                       2001            2000             1999
                                                                     --------        --------        -----------
Cash flows from operating activities:
  Net loss                                                           $(10,487)        $(3,601)        $ (7,919)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization                                         2,685           3,384            4,923
  Warrants issued to consultant                                            --              35               --
  Warrants issued to settle claim                                         184              --               --
  Gain on disposal of fixed assets                                        (75)             --               --
  Provision for obsolete and slow moving inventory                        832             358             (305)
  Provision for (recoveries of) doubtful accounts receivables           1,931             (35)            (187)
Changes in operating assets and liabilities:
  Accounts receivable                                                     742           4,308           (3,647)
  Accounts receivable from related party                                 (635)            (85)              --
  Inventories                                                          (1,571)         (1,006)          (2,707)
  Other current assets                                                 (1,378)            626              257
  Deposits and other long term assets                                      58              72             (119)
  Trade accounts payable                                                4,369          (3,561)             357
  Accrued payroll and related expenses                                    163            (160)            (632)
  Other current liabilities                                               358           1,187            1,633
                                                                     --------         -------         --------
Net cash provided by (used in) operating activities                    (2,824)          1,522           (8,346)
                                                                     --------         -------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                  (1,528)         (1,379)          (1,830)
  Proceeds from sale of property and equipment                             75              --               --
                                                                     --------         -------         --------
                                                                       (1,453)         (1,379)          (1,830)
                                                                     --------         -------         --------
Cash flows from financing activities:
 Proceeds from revolving credit facility                                   --           2,601            3,953
 Proceeds from equipment notes payable and term loan                       --           1,731               --
 Proceeds from issuance of convertible debentures                       3,500              --               --
 Proceeds from advances from related party                              1,253              --               --
 Proceeds from the issuance of common stock                             3,865           2,064            2,253
 Payments on revolving credit facility                                 (1,167)         (4,887)              --
 Payments on equipment notes payable                                     (352)         (1,060)          (3,164)
 Payments under capital lease obligations                              (3,042)         (1,937)          (3,132)
 Proceeds from exercise of options to purchase common stock                --              --               53
                                                                     --------         -------         --------
 Net cash provided by (used in) financing activities                    4,057          (1,488)             (37)
                                                                     --------         -------         --------

 Net decrease in cash and cash equivalents                               (220)         (1,345)         (10,213)

 Cash and cash equivalents at beginning of period                         261           1,606           11,819
                                                                     --------         -------         --------
 Cash and cash equivalents at end of period                          $     41         $   261         $  1,606
                                                                     ========         =======         ========

Supplemental information:
  Cash paid during the year for interest                                  $--         $ 1,106         $  1,205
                                                                     ========         =======         ========
  Acquisition of equipment under capital lease obligations           $  1,750         $    18         $    610
                                                                     ========         =======         ========
  Obligation to issue common stock in connection
      with asset purchase                                            $    190         $    --         $     --
                                                                     ========         =======         ========

The accompanying notes are an integral part of these financial statements.

                                    IMP, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                   Years ended March 31, 2001, March 26, 2000,

                               and March 28, 1999

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

IMP, Inc. (the "Company") develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications. In October and December 1999, Teamasia Semiconductors (India) Ltd., ("Teamasia"), a private corporation headquartered in India, entered into agreements to acquire 51% of the Company, on a fully diluted basis. These transactions were completed in June 2000.

Fiscal year. In 2001, the Company changed its year end to March 31, 2001. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31. The years ended March 26, 2000 and March 28, 1999, each consisted of 52 weeks. The year ended March 31, 2001 contained 53 weeks.

Basis of presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse stock split. Effective January 13, 1999, the Company effected a one-for-ten reverse stock split of its common stock. All shares and per share amounts in these financial statements have been retroactively restated to reflect such reverse split.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has failed to make various scheduled payments due under its credit facility, equipment notes payable and its capital lease obligations. As a result the Company is in default with respect to these agreements as well as the revolving credit facility entered into on April 30, 1999 due to a cross default clause in the revolving credit facility agreement.

As of March 26, 2000, the Company was in default of the revolving credit facility and capital lease obligations with an aggregate outstanding balance of $4,934,000. During fiscal year 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, the Company was able to bring current or pay off certain of its debt and lease obligations using cash from sales of stock and convertible debentures. As of March 31, 2001, the Company remained in default of its revolving credit facility and equipment notes with an aggregate balance of $2,672,000 and was past due on all capital obligations.

The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheets as of March 31, 2001 and 2000 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

Subsequent to March 31, 2001, the following events have occurred that may affect the Company's ability to continue as a going concern:

        On May 10, 2001, the Company entered into a memorandum of understanding ("MOU") with Teamasia and an investor group led by the Chairman of the Company's Board of Directors ("investor group"). The general terms of the MOU are as follows:

        - the due date of the $3.5 million convertible debentures held by Teamasia was extended to May 2002;

        - the Company agreed to issue a warrant to Teamasia to purchase 1,599,000 shares of common stock at an exercise price of $0.22;

        - the interest rate on the convertible debentures was raised from 0% to prime;

        - the convertible debentures are convertible into common stock at a conversion ratio equal to $0.69 per share;

        - the Company will sell to the investor group shares of common stock representing 72% of the Company's fully diluted equity for $6.0 million, to be received in installments, the last of which is due in July 2001.

        In June 2001, International Rectifier Corporation (IR) notified the Company that they are canceling future orders. The final shipments of products to IR will occur in August 2001. Revenues from IR for the years ended March 31, 2001 and March 26, 2000 totaled $9.3 million and $7.7 million, respectively. Accounts receivable due from IR as of March 31, 2001 totaled $807,000. The impact of this cancellation could have significant negative impact on the results of operations of the Company.

        On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT has declared all obligations due and payable as of July 11, 2001. No final payoff was made on this facility on July 11, 2001 and new financing has not yet been secured.

The Company incurred net losses of $10,487,000 for the year ended March 31, 2001, and has a net stockholders' deficit of $2,915,000 as of March 31, 2001. Management has put in place plans to reduce the costs of operating the business, improve the operating efficiency of the Company's manufacturing facility and obtain new customers. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management's operating plans do not materialize, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue recognition. Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective January 1, 2001. The adoption of SAB No. 101 did not have an impact on the Company's financial statements.

Sales return allowance. The Company reduces sales for estimated returns of products. The sales return allowance is based on the Company's historical experience.

Cash and cash equivalents. The Company considers all highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. The fair market value of these highly liquid instruments approximates cost at March 26, 2000. As of March 31, 2001, there were no cash equivalents.

Fair Value of Financial Instruments. Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts receivable from related party, the revolving credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment notes and capital lease obligations approximate fair value.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market. Inventories consist of the following (in thousands):

                                       MARCH 31, 2001         MARCH 26, 2000
                                       --------------         --------------
Raw materials                            $     849              $     722
Work-in-process                              4,490                  4,484
Finished goods                               2,123                  1,518
                                         ---------              ---------
                                         $   7,462              $   6,724
                                         =========              =========

Property and equipment. Property and equipment are stated at cost and are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years. Machinery and equipment at March 31, 2001 and March 26, 2000 includes $11.4 million and $10.2 million, respectively, of assets under capital leases. Accumulated amortization for such machinery and equipment under capital leases approximated $10.4 million and $8.7 million at March 31, 2001 and March 26, 2000, respectively.

Long-lived assets. The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disclosed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the financial statements.

Stock-based compensation. The Company accounts for employee stock options in accordance with accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, on July 1, 2000. FIN No. 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: The definition of an employee for the purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have an effect on the Company's financial statements.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value method of accounting under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123.

Income taxes. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

Net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number or common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding under stock option plans during the period, except when anti-dilutive. In computing dilutive net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Options to purchase 2,152,000, 264,000 and 262,000 shares of common stock were outstanding at March 31 2001, March 26, 2000 and March 28, 1999, respectively, but were not included in the computation of diluted net loss per share as the Company was in a loss situation and to do so would have been anti-dilutive.

Allowance for bad debts. The Company maintains an allowance for bad debts based on estimated uncollectible accounts receivable. Management estimates the allowance based on an analysis of specific customers, taking into consideration the age of the past due account and an assessment of the customer's ability to pay.

Concentration of credit risk. The Company evaluates the credit worthiness of customers based on a review of available information and knowledge of individual customers. At March 31, 2001, customers individually representing more than 10% of fiscal year 2001 net revenues also accounted for 47% of accounts receivable. At March 26, 2000 customers individually representing more than 10% of fiscal year 2000 net revenues also accounted for 36% of accounts receivable.

During fiscal years 2001, 2000, and 1999, sales to certain customers individually represented more than 10% of net revenues as follows in thousands:

                                                       FISCAL YEARS ENDED
                                            -----------------------------------------
                                            MARCH 31,      MARCH 26,        MARCH 28,
                                              2001           2000             1999
                                            --------       --------         --------
International Rectifier                        30%            22%              29%
Level One                                       *             11%               *
CMS a subsidiary of Hewlett Packard             *             12%               *
National Semiconductor                         14%             *                *
Linfinity                                      11%            10%              16%

* less than 10% of net revenues

Financial statements comparability. Certain prior years balances were reclassified to conform to current year presentation.

Recent accounting pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies conditions intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

The Company is required to adopt the provisions of SFAS No. 141 for any future business combination entered into. SFAS No. 142 is effective for the Company on January 1, 2002, and its adoption is not expected to have a significant impact on the Company's financial condition or results of operations until such time when significant goodwill or intangible assets are recorded by the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 did not have an effect on the Company's financial statements.


NOTE 2 -- BORROWINGS

The Company has entered into various borrowing arrangements to finance operations and equipment purchases. Borrowings consist of the following (in thousands):

                                                    MARCH 31,         MARCH 26,
                                                      2001              2000
                                                    --------          --------
Revolving credit facility                            $1,938            $3,105
Equipment notes                                         734             1,086
Short term advance from related party                 1,253                --
Convertible debentures from related party             3,500                --
                                                     ------            ------
Total borrowings                                      7,425             4,191
Less current portion                                  3,925             4,191
                                                     ------            ------
Long term borrowings                                 $3,500            $   --
                                                     ======            ======

Revolving Credit Facility. On April 30, 1999, the Company entered into a revolving credit facility with the CIT Group (CIT). The maximum and minimum amount of the borrowing under the facility is $9.5 million and $2.5 million, respectively. The Company is able to borrow up $7.5 million secured by up to 80% of eligible accounts receivable and 25% of the Company's inventory of raw materials. Up to $1.0 million of the $7.5 million may be based on the raw material inventory. The remaining $2.0 million of the facility is for term loans for equipment purchases. The original term of the facility is for a minimum period to April 30, 2002, however, due to default by the Company of the terms of the facility, on July 10, 2001, CIT accelerated repayment of both the revolving credit facility and equipment term loans to July 11, 2001. The interest rate for credit facility is prime rate plus 1.5%, and the term loan is prime rate plus 2%. The facility is collateralized by inventory, equipment and fixtures, and other assets, excluding all assets under leases from other financiers. On March 31, 2001, there was no availability under the credit facility due to concentration limitations on qualified accounts receivable.

Equipment notes. The Company borrowed $5.0 million to purchase equipment from an asset-based lender allowing the Company to finance 100% of the cost of collateralized equipment. The note accrues interest at 9.98% and requires 60 equal monthly principal payments that began in June 1996. The note does not contain any restrictive or financial covenants.

Short term advance from related party. Teamasia advanced the Company various amounts during the year to cover operating expenses, and paid certain operating expenses directly on behalf of the Company. The advance does not bear interest and no repayment terms have been established.

Convertible debenture from related party. In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture is non-interest bearing and converts into 685,714 shares of common stock at Teamasia's option, representing a conversion ratio equal to $1.75 per share.

In December 2000, Teamasia loaned the an additional Company $2.3 million under a convertible debenture due on June 18, 2001. The debenture is non-interest bearing and convertible into 1,314,286 shares of common stock, at Teamasia's option, representing a conversion ratio equal to $1.75 per share.

In May 2001, a Memorandum of Understanding was entered into with Teamasia that modified the terms of the convertible debentures as follows:

        -       the due date for both debentures was extended until May 2002;

        - the Company agreed to issue warrants to Teamasia to purchase 1,599,000 shares of common stock at an exercise price of $0.22;

        -       the interest rate was raised to prime; and

        - the convertible debentures are convertible into common stock, at Teamasia's option, at a conversion ratio equal to $0.69 per share.

NOTE 3 -- OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                MARCH 31,        MARCH 26,
                                  2001              2000
                                --------         --------
Equipment liabilities            $1,266            $  740
Accrued commissions                 413               607
Accrued royalties                    33               607
Other                             1,742             1,142
                                 ------            ------
                                 $3,454            $3,096
                                 ======            ======

During fiscal year 2001, the Company entered into an agreement with a major customer to produce specified wafer products. Under terms of the agreement, the customer provided the Company with equipment valued at approximately $1.15 million to be used in the manufacturing process. In return, the Company will provide a rebate on the price of wafers delivered until such time that the value of the rebate reaches $1.15 million. At that time, title to the equipment will be transferred to the Company. The terms of the transaction are equivalent to a financing arrangement and the Company has recorded the equipment and a corresponding liability for the total rebate amount. The Company has not shipped any wafer products under the terms of the agreement, and at March 31, 2001, the liability remains at $1.15 million.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common stock. In October 1999, the Company entered into a stock purchase agreement (the "Agreement") under which Teamasia purchased an aggregate of 16.7% of the Company's common stock outstanding for $2,050,000. The transaction closed during the quarter ended December 26, 1999. The agreement placed certain restrictions on the use of the funds received by the Company. Teamasia is also obligated to place orders with the Company for wafer fabrication.

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

In January 2001, the Company acquired the intangible property rights and certain testing equipment related to a product manufactured by the Company under a subcontracting arrangement with the designer of the product. The purchase price for these assets consisted of the forgiveness of $150,000 of accounts receivable due from the product designer for subcontracting services performed by the Company and the issuance of 80,000 shares of common stock to the product's designer. The assets have been capitalized at a value of $190,000 which is the sum of the value of the accounts receivable forgiven and the fair value of the common stock on the date the agreement was effective. As of March 31, 2001, the 80,000 shares of common stock had not been issued and are therefore reflected as an obligation to issue common stock on the March 31, 2001 balance sheet.

Employee stock purchase plan. The Company offers a qualified "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Shares are purchased by participants at 85% of the lower of the fair market value at the date of entry into the plan or at the end of the offering period through payroll deductions (up to 15% of participant's base compensation). During fiscal year 2001, 7,000 shares at an aggregate price of approximately $10,000 were issued. During fiscal year 2000, 6,000 shares at an aggregate price of approximately $14,000 were issued. During fiscal year 1999, 8,000 shares at an aggregate price of approximately $53,000 were issued.

Stock option plan. The Company has stock option plans which provide for the issuance of incentive stock options and non-statutory stock options to employees, officers and directors to purchase common stock at a price not less than 85% (100% for incentive stock options) of the fair market value of the stock on the grant date. To date all options have been granted at 100% of fair market value. The stock option plan provides for a total of 4,361,000 shares of the stock to be issued. Options granted under the plan generally vest ratably over four years and expire five to ten years from the date of grant. The Board of Directors has the right to determine the terms of each option including allowing optionees to exercise their options early, subject to a right to repurchase unvested shares.

The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares underlying vested options on the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

The following table summarizes the Company's stock option activity and related weighted average exercise price for each of the fiscal years ended March 31, 2001, March 26, 2000, and March 28, 1999 (in thousands, except per share amounts):

                                              2001                        2000                       1999
                                      ----------------------      ---------------------      ---------------------
                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                      SHARES         PRICE        SHARES        PRICE        SHARES        PRICE
                                      ------        --------      ------       --------      ------       --------
Outstanding
   at beginning of fiscal year           264         $ 6.84         262         $10.97         234         $13.00
Granted                                2,638           2.79         135           2.33          58           5.16
Canceled                                (750)          4.28        (133)         10.35         (30)         15.46
Exercised                                 --             --          --             --          --             --
                                      ------         ------        ----         ------        ----         ------
Outstanding
   at end of fiscal year               2,152         $ 2.74         264         $ 6.84         262         $10.97
                                      ======         ======        ====         ======        ====         ======
Exercisable
   at end of fiscal year                 262         $ 4.54          86         $12.66         113          13.09
                                      ======         ======        ====         ======        ====         ======

On March 31, 2001, 2,210,000 shares were available for grant under the Company's option plan. On March 26, 2000, the Company had commitments to grant options for 1,150,000 shares of common stock. On June 15, 2000, the shareholders approved the adoption of the 1999 and the 2000 stock option plans which authorized 250,000 and 1,000,000 shares, respectively, as available for grant.

The following table summarizes information with respect to stock options outstanding at March 31, 2001.

                               OUTSTANDING                       EXERCISABLE              WEIGHTED
                        --------------------------        ------------------------         AVERAGE
                                          WEIGHTED                        WEIGHTED        REMAINING
                                          AVERAGE                         AVERAGE        CONTRACTUAL
   RANGE OF                               EXERCISE                        EXERCISE          LIFE
EXERCISE PRICES         SHARES             PRICE          SHARES           PRICE           (YEARS)
---------------         ------            --------        ------          --------       -----------
   $0 - $2.24            1,538            $ 1.97            136            $ 2.10            10
 2.25 -  5.00              548              3.76             73              3.68             9
 5.30 - 11.30                2              8.80              2              8.78             6
11.60 - 14.40               63             12.07             50             12.12             7
15.00 - 59.40                1             20.99              1             20.99             5
                         -----            ------            ---            ------
                         2,152            $ 2.74            262            $ 4.54
                         =====            ======            ===            ======

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Had the Company recorded compensation costs based on the fair value on grant date as defined by SFAS No. 123, for awards granted under its stock option plan, the Company's net loss and net loss per share would have been increased to the pro forma amounts below for the years ended March 31, 2001, March 26, 2000, and March 28, 1999:

                                                        2001                  2000                  1999
                                                      ---------             ---------             ---------
Pro forma net loss (in thousands)                     $ (11,394)            $  (4,309)            $  (8,706)
Pro forma basic and diluted loss per share            $   (1.42)            $   (1.20)            $   (3.00)

The pro forma effect on net loss and loss per share may not be representative of the pro forma effects in future years.

The fair value of options granted in fiscal years 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model with the following assumptions:

                                             STOCK OPTION PLAN
                                    ------------------------------------
                                    2001            2000            1999
                                    ----            ----            ----
Expected life (in years)               4              4                6
Risk-free interest rate             5.29%           6.0%            5.35%
Volatility                           135%           135%             135%
Dividend yield                         0%             0%               0%

The weighted average estimated fair value of shares granted under the Stock Option Plan during fiscal years 2001, 2000 and 1999 was $2.35, $1.98 and $4.72, respectively.

Warrants. In November 1999, the Company issued a warrant to purchase 20,220 shares of common stock at an exercise price of $2.47 per share to a consultant. The warrant was exercisable immediately and will expire in November 2004. The fair value of the warrant was determined to be approximately $34,900 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.92%, dividend yield of 0%, a volatility of 135%, and an expected life of 3 years. This amount was charged as selling, general and administrative expenses.

In December 2000, the Company issued warrants to purchase a total of 288,504 shares of common stock at an exercise price of $1.125 to certain stockholders. The warrants are exercisable between December 15, 2001 and December 15, 2002. The warrants were issued as settlement to a claim that the Company failed to register shares of common stock purchased by the stockholders as required under the terms of the purchase agreement. The fair value of the warrants was determined to be approximately $184,000 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.40%, dividend yield of 0%, a volatility of 214% and an expected life of 2 years. This amount was changed to selling, general and administrative expense in fiscal year 2001.


NOTE 5 - LITIGATION

In fiscal year 2001, the Company settled a lawsuit brought by a third party who claimed certain of the Company's products infringed on their patents. In December 2000, the claim was settled for $150,000 due in annual installments, in exchange for certain licensing rights. The final installment of the settlement is due in December 2002.

Several lawsuits have been filed against the Company related to non-payment of amounts to creditors and vendors. Management is currently negotiating with creditors and its vendor to resolve these situations.

NOTE 6 - INCOME TAXES

No provision for federal or state income taxes has been recorded for fiscal years 2001, 2000 and 1999. The Company's income tax provisions are computed by applying the estimated net loss, taking into account net operating loss carry forwards and alternative minimum taxes. At March 31, 2001, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $57 million and $17.2 million, respectively, which may be utilized to reduce future taxable income. These amounts expire at various dates, beginning in 2002 through 2021. Such carry forwards may be limited in certain circumstances, including but not limited to, cumulative stock ownership changes of more than 50 percent over a three year period. As a result of the sale of common stock to Teamasia, the Company believes that these carry forwards will be limited. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                        MARCH 31, 2001       MARCH 26, 2000
                                                        --------------       --------------
Net operating loss carry forwards, tax-effected            $ 20,385             $ 19,788
Currently non-deductible expenses                             1,255                1,659
Investment and R&D tax credit                                 2,188                2,261
Other                                                            91                 (112)
                                                           --------             --------
Total                                                        23,918               23,596
Valuation allowance                                         (23,918)             (23,596)
                                                           --------             --------
Net deferred tax asset                                     $     --             $     --
                                                           ========             ========

Management has recorded a full valuation allowance against all of its deferred tax assets on the basis that sufficient uncertainty exists regarding the realizability of the assets. These factors include losses generated in prior years and the lack of carry back capacity to realize deferred tax assets. The valuation allowance increased $322,486 in fiscal year 2001, decreased $6,694,000 in fiscal year 2000 and increased $1,687,000 in fiscal year 1999.

NOTE 7 - GEOGRAPHIC INFORMATION AND SEGMENT REPORTING

The Company is organized as a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

The Company is engaged in the design, development, manufacture and marketing of analog integrated circuits. Revenue has been allocated to regions on the basis of the location to which billings were mailed. Revenue allocated to analog for fiscal years 2001, 2000 and 1999 are as follows (in millions, except percentages):

                                  MARCH 31, 2001                   MARCH 26, 2000                   MARCH 28, 1999
                             ------------------------         ------------------------         ------------------------
                             AMOUNT        PERCENTAGE         AMOUNT        PERCENTAGE         AMOUNT        PERCENTAGE
                             ------        ----------         ------        ----------         ------        ----------
United States                $25.89            82%            $ 28.3            81%            $ 29.4            88%
Asia                            4.7            15%               2.6             8%               2.1             6%
Rest of the World                .9             3%               3.9            11%               1.9             6%
                             ------                           ------                           ------
   Net revenues              $31.15                           $ 34.8                           $ 33.4
                             ======                           ======                           ======

NOTE 8 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms.

The Company leases its San Jose facility under a non-cancelable operating lease which expires in 2006. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method and totaled $1,939,000, $1,529,000, and $1,360,000, in fiscal years 2001,
2000, and 1999 respectively. Future minimum lease payments, including capitalized purchase options, at March 31, 2001 are as follows (in thousands):

                                                          CAPITAL         OPERATING
FISCAL YEAR ENDING MARCH, 31                              LEASES            LEASES
----------------------------                              -------         ---------
2002                                                      $1,896            $1,230
2003                                                         958             1,267
2004                                                          40             1,335
2005                                                          --             1,328
Thereafter                                                    --             1,250
                                                          ------            ------
Total minimum payments                                     2,894             6,410
                                                          ======            ======
Less imputed interest                                        541
                                                          ------
Present value of payments under capital leases             2,353
Less current portion                                       1,593
                                                          ------
Long-term lease obligations                               $  760
                                                          ======

NOTE 9 -- RELATED PARTY TRANSACTIONS

Two members of the Board of Directors of the Company have an ownership interest in Teamasia. Their combined ownership is approximately 22%.

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing with the Company's third fiscal quarter 2000. This agreement further stipulates that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the fourth fiscal quarter 2000 and the first and second fiscal quarters 2001. To date, Teamasia has not met the minimum purchase commitment.

Transactions and balances with Teamasia are as follows (in thousands):

                                      MARCH 31,        MARCH 26,       MARCH 28,
                                        2001             2000            1999
                                      --------         --------        --------
Revenue for the years ended            $1,435            $134            $  --

Accounts receivable as of              $  720            $ 85            $  --

Short term advance as of               $1,253            $ --            $  --

Convertible debenture as of            $3,500            $ --            $  --


NOTE 10 -- FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

The following table presents the quarterly information for fiscal years 2001 and 2000 (in thousands, except per share data):

                                        YEAR ENDED MARCH 31, 2001                        YEAR ENDED MARCH 26, 2000
                               -------------------------------------------     ---------------------------------------------
                               Mar. 31,    Dec. 24,    Sept. 24,   Jun. 25,    Mar. 26,    Dec. 26,    Sept. 26,    Jun. 27,
                                2001         2000        2000        2000        2000        1999        1999         1999
                               -------     -------     --------    -------     -------     -------     -------      ---------
Net sales                       5,299       10,175       8,049       7,997       7,781       8,740       7,686         10,630
Gross Margin                   (2,695)         663         (11)        431       1,501       2,145         353          2,567
Net loss                       (5,090)      (1,207)     (2,551)     (1,639)       (441)        (77)     (2,185)          (898)

Basic and diluted loss
per share:                       (.56)        (.14)       (.29)       (.36)       (.11)       (.02)       (.65)          (.27)

Weighted average common
shares outstanding
used in basic and diluted
loss per share                  9,117        8,839       8,839       4,572       4,040       3,641       3,367          3,367

Common stock price -- high       2.38         1.75        3.50        4.88        8.06        6.12        4.50           4.25
Common stock price -- low        0.41         0.47        1.38        2.06        3.06        2.00        1.06           2.31

NOTE 11 - SUBSEQUENT EVENTS

On July 26, 2001, management met with representatives of NASDAQ to discuss delisting of the Company's common stock from the exchange. The reasons for this delisting include low stock price over a continued period of time, delinquent filing of previous registration statements Forms 10-K and 10-Q, and financial weakness of the Company. As a result of this meeting, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange of 1934, maintain certain financial requirements and exercise a reverse stock split by August 24, 2001.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged KPMG LLP as its independent auditors in August 2000, replacing PricewaterhouseCoopers LLP.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

(1)     Identification of Directors:

BOARD OF DIRECTORS OF THE COMPANY

The current board of directors of the Company as of March 31, 2001 with their respective ages and positions were:

NAME                                                   AGE
----                                                   ---
Subbarao Pinamaneni.................................   44
Sugriva Reddy.......................................   52
Ralph Brandi........................................   61
A S T Rajan.........................................   49
Marcus Thompson.....................................   41


Mr. Subbarao Pinamaneni, Chairman of Board, has over 20 years of experience in the semiconductor industry. He has worked for major semiconductor companies, including National Semiconductor and Altera Semiconductors, in the United States and Asia. His responsibilities have included managing packaging and testing operations. Mr. Pinamaneni is the nominee to the Company's Board of Directors of Teamasia Semiconductors (India) Ltd. pursuant to the provisions of the Stock Purchase Agreement, dated October 8, 1999, by and between the Company and Teamasia. Mr. Pinamaneni serves as Managing Director of Teamasia.

Mr. Reddy, Acting President & CEO, brings more than 24 years of semiconductor manufacturing experience, having worked in various senior management positions at National Semiconductor. Mr. Reddy joined Teamasia in 1997 as Vice President and has brought a wealth of technical, process transfer and management skills to provide leadership and growth to a company that is poised for profitability in the semiconductor industry.

Mr. Brandi, Director has been a member of the Microsemi management team since the company acquired Linfinity Microelectronics in April 1999. He joined Linfinity in 1978, holding a variety of engineering and operational management positions there, including the responsibility for the division's successful line of backlight inverter products that power lamps in LCD displays. Mr. Brandi became Corporate Vice President of Operations in April 2001, responsible for Microsemi's strategic planning and new market development. He holds a B.S.E.E. degree from the University of California, Los Angeles and held a variety of engineering management positions at TRW prior to joining the staff at Linfinity Microelectronics.

Mr. Anaiyampatti Sivaswamy Thiyagarajan -- Mr. Rajan, Director is presently the Managing Director of Aquarius Investment Advisors Pte Ltd, an investment advisory firm registered in Singapore. The Company advises international Funds and investors about investments in the Asia Pacific region, with specific focus on India. The firm has funds under advisory exceeding USD200 Million. The investments range from equity, debt, convertibles, loans and venture capital. Mr. Rajan has over 27 years of investment banking and funds management experience. He was the Head of Corporate and Investment Banking for the Indian Sub-continent for Citibank and later worked with its US headquarters in New York. Then Mr. Rajan was the Corporate Treasurer for a large conglomerate in Indonesia after which he moved to take up his present position. Mr. Rajan has intimate knowledge of capital markets in this region and has vast contacts and corporate relationships in this area. He has handled many capital market issue offerings, fund management activities, treasury activities and large corporate relationships. He has a Masters degree in Science from University of Madras, India and he is an Harvard Business School Alumni.

Marcus Thompson, Director, is chief investment officer, HSBC Private Equity Ltd.

(2)     Identification of Executive Officers:

        See Part 1, Item 1, "Executive Officers of the Company"

(3) Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Information" in the Registrant's Amended Annual Report on Form 10-K405 for the year ended March 26, 2000 filed with the Securities and Exchange Commission on June 23, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation received by the Chief Executive Officer of the Company and the five most highly compensated executive officers of the Company ("Named Executive Officers"), for services rendered to the Company and its subsidiaries whose total salary and bonus for such fiscal year exceeded $100,000 for each of the last three (3) fiscal years and all individuals serving as the registrant's chief executive officer or acting in a similar capacity during the last completed fiscal year ("CEO"), regardless of compensation level.

SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                       Securities
                                                                        Salary         Underlying        Other        Compensation
                                                          Year          ($)(1)         Bonus ($)        Options          ($)(2)
                                                          ----          -------        ----------        -------      ------------
Subbarao Pinamaneni                                       2001          200,000(3)            --              --             --
Chairman                                                  2000               --               --              --             --
                                                          1999               --               --              --             --
Sugriva Reddy, Acting President, Chief Executive          2001           51,682               --              --             --
Officer and Director                                      2000           80,733               --              --             --
                                                          1999               --               --              --             --
Brad Whitney, former President & CEO
Tarsaim Batra, Vice President, Manufacturing and          2001           51,386               --                          3,000
Chief Operating Officer                                   2000          144,942               --          30,000          6,984
                                                          1999          132,126               --                          6,636
Moiz Khambaty,                                            2001           45,267               --              --             --
Vice President,                                           2000          147,490               --          25,000          9,320
Technology                                                1999          146,480               --              --          9,192
Ron Laugesen, (1)                                         2001           34,849               --              --             --
Vice President,                                           2000          135,291               --          20,000          3,984
Product Engineering                                       1999          137,388               --              --          3,636
John Chu,                                                 2001           49,259               --              --             --
Vice President,                                           2000               --               --         300,000             --
Design Engineering                                        1999

-----------
(1) As of March 27, 2000, Mr. Ron Laugesen was no longer an officer of the Company, and as of April 6, 2001, Mr. Laugessen is no longer with the Company.

(2) Includes premiums paid on behalf of each executive for supplemented life insurance plus any other assurance as indicated for each individual.

(3) This represents accrued compensation. No cash payments have been made as of June 30, 2001.


OPTION EXERCISES AND HOLDINGS

The table below sets forth information concerning the exercise of stock options during the 2001 fiscal year by the Named Executive Officers and those who were formerly Executive Officers during fiscal year 2001 and the unexercised options held as of the end of the 2001 fiscal year by such individuals. For purpose of the latter calculation, the fiscal year end market value of the shares was deemed to be $95,000 the closing sale price of the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on March 30, 2001. No stock appreciation rights were exercised by the Named Executive Officers and those who where formerly Executive Officers during the 2001 fiscal year, and no stock appreciation rights were held by those individuals at the end of such year.

                                                                                                   VALUE OF UNEXERCISED
                                NUMBER                          NUMBER OF OPTIONS AT              IN-THE-MONEY OPTIONS AT
                               OF SHARES                            FY01-END (#)                       FY01-END ($)
                               ACQUIRED       VALUE        ---------------------------        -----------------------------
NAME                         ON EXERCISE    REALIZED       EXERCISED       UNEXERCISED        EXERCISED         UNEXERCISED
----                         -----------    --------       ---------       -----------        ---------         -----------
Tarsaim Batra                     --            --            8,490           158,955            41,389            165,531
Moiz Khambaty                     --            --            6,540           138,960            31,883            138,743
Ron Laugesen                      --            --            7,117            83,373            34,695            113,943

----------------

(1)     As of April 6, 2001, Mr. Laugesen was no longer with the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 2001 for
(i) each director (ii) all persons who are beneficial owner of five percent (5%) or more of the Company's Common Stock, (iii) the Company's Chief Executive Officer and the Company's four most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended March 31, 2001, and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                              Percent of
                                           Number of         Total Shares
Name                                        Shares           Outstanding
----                                       ---------         -----------
Teamasia Semiconductors PTE Ltd.          5,464,408                62%
Moiz Khambaty                                 7,167                 *
Subbarao Pinamaneni(2)                           --                 *
Tarsaim Batra                                 9,499                 *
Ron Laugesen                                 11,512                 *
Total                                     5,492,586              60.7%

----------------
-       Less than one percent (1%).

(1) Percentage of beneficial ownership is calculated assuming 9,051,306 shares of Common Stock were outstanding on June 30, 2001. This percentage may include Common Stock of which such individual or entity has the right to beneficial ownership within 60 days of June 30, 2001, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(2) Mr. Pinamaneni is a Managing Director and stockholder of Teamasia PTE Ltd. Mr. Pinamaneni disclaims beneficial ownership of the Company's Common Stock owned by Teamasia Semiconductors PTE Ltd. (except to extent of his beneficial ownership therein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 26, 2000, Teamasia owned approximately 5,464,000 shares of common stock representing a 62% ownership of the Company. In November and December 2000, Teamasia purchased convertible debentures totaling $3,500,000 to fund the Company's ongoing operations. The convertible debentures are convertible into a total of $2,000,000 shares of common stock representing a conversion ratio of $1.75 per share.

The Company has entered into a memorandum of understanding pursuant to which it will sell to an investor group comprised of members of management, shares of common stock representing 72% of the Company's fully diluted equity for $6.0 million.

EMPLOYMENT CONTRACTS

Except as described below, none of the Company's executive officers have employment contracts or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

By letter agreement between the Company and its new Acting Chief Executive Officer and President, Mr. Sugriva Reddy, dated August 1, 2000, the Company confirmed, among other things, an annual salary of $200,000.

By letter agreement between the Company and its new Vice President of Engineering and Strategic Marketing, Mr. John Chu, dated January 2, 2001, the Company confirmed, among other things, an annual salary of $230,000 along with a severance package that includes twelve (12) months' salary in the event of an involuntary termination of Mr. Chu's employment without cause. Mr. Chu will also receive stock options and other employee benefits and can earn a performance-based bonus if the Company meets certain financial results.

By letter agreement between the Company and its new Vice President of Finance, Mr. Fred Diaz dated March 12, 2001, the Company confirmed, among other things, an annual salary of $140,000 along with stock options and other employee benefits, including a monthly car allowance. As of August 6, 2001, Mr. Diaz was no longer with the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     Financial Statements

                The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

        -       Report of Independent Auditors
        -       Balance sheets as of March 31, 2001 and March 26, 2000
        - Statements of operations for each of the three years in the period ended March 31, 2001
        - Statement of stockholder's equity (deficit) for each of the three years in the period ended March 31, 2001
        - Statements of cash flows for each of the three years in the period ended March 31, 2001
        -       Notes to financial statements

                Financial statement schedules for each of the three years in the period ended March 31, 2001: Report of Independent Auditors on Financial Statement Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.

        (b)    Reports on Form 8-K

               o The Company filed a report on Form 8-K on May 1, 2001 in connection with a change in control of the Company.

               o The Company filed a report on Form 8-K on March 12, 2001 in connection with the change of the Company's fiscal year-end from March 24 to March 31.

               o The Company filed a report on Form 8-K on January 16, 2001 in connection with the issuance of a convertible debenture due June 18, 2001.

               o The Company filed a report on Form 8-K on December 6, 2000 in connection with the issuance of a convertible due May 28, 2001.

               o The Company filed a report on Form 8-K on October 13, 2000 in connection with the appointment of KPMG LLP as the Company's new independent accountants as of September 14, 2000.

               o The Company filed a report on Form 8-K on August 15, 2000 in connection with the resignation of PriceWaterhouseCoopers LLP as the principal accountant as of August 8, 2000.

               o The Company filed a report on Form 8-K on June 30, 2000 in connection a change in control of the Company.

               o The Company filed a report on Form 8-K on February 16, 1999 in connection with the sale of common stock.

        (c)     Listing of Exhibits

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

        10.60(3)+       1996 Employee Stock Purchase Plan.

        10.61(4)+       IMP, Inc. Stock Option Plan (as amended and restated
                        through May 14, 1997).

        23.1            Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants.

        23.2            Consent of KPMG LLP, Independent Auditors

- Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit.

- "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 26th day of July, 2001.

IMP, INC.


By:  /s/ Sugriva Reddy
   --------------------------------
Sugriva Reddy
Acting President and CEO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Sugriva Reddy and Frederick Diaz, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Sugriva Reddy               Acting President and Chief Executive Officer    July 26th, 2001
---------------------------
Sugriva Reddy

/s/ Frederick Diaz              Vice President Finance                          July 26th, 2001
---------------------------
Frederick Diaz

/s/ Subbarao Pinamaneni         Chairman of the Board                           July 26th, 2001
---------------------------
Subbarao Pinamaneni

/s/ Marcus P S Thompson         Director                                        July 26th, 2001
---------------------------
Marcus P S Thompson

/s/ Ralph Brandi                Director                                        July 26th, 2001
---------------------------
Ralph Brandi

/s/ A.S.T. Rajan                Director                                        July 26th, 2001
---------------------------
A.S.T. Rajan

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
IMP, Inc.

Under date of August 6, 2001, we reported on the balance sheet of IMP, Inc. (the Company) as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2001. The audit report on the financial statements of IMP, Inc., referred to above, contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The financial statement schedule does not include any adjustments that might result from the outcome of the uncertainty about the Company's ability to continue as a going concern.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/KPMG LLP





Mountain View, California
August 6, 2001

SCHEDULE II
IMP, Inc.
Valuation and Qualifying Accounts
(in thousands)

                                                           BALANCE AT THE      CHARGED TO                              BALANCE AT
                                                            BEGINNING OF       COSTS AND          DEDUCTIONS           THE END OF
                                                             THE PERIOD         EXPENSES          WRITE-OFFS             PERIOD
                                                           --------------      ----------         ----------           ----------
Allowance for doubtful accounts and returns:

Year ended March 28, 1999                                      $2,715            $ (186)            $    --             $2,529
Year ended March 26, 2000                                      $2,529            $  (35)            $(2,274)            $  220
Year ended March 31, 2001                                      $  220            $2,091             $   (21)            $2,290


Allowance for obsolete and slow moving inventories:

Year ended March 28, 1999                                      $1,177            $   --             $   305             $  872
Year ended March 26, 2000                                      $  872            $1,011             $   653             $1,230
Year ended March 31, 2001                                      $1,230            $  832             $   236             $1,826

        EXHIBIT
         NUMBER         DESCRIPTION
        -------         -----------
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

        10.60(3)+       1996 Employee Stock Purchase Plan.

        10.61(4)+       IMP, Inc. Stock Option Plan (as amended and restated
                        through May 14, 1997).

        23.1            Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants.

        23.2            Consent of KPMG LLP, Independent Auditors

- Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit.

- "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

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

(10)    Reports on Form 8-K

        - The Company filed a report on Form 8-K on May 1, 2001 in connection with a change in control of the Company.

        - The Company filed a report on Form 8-K on March 12, 2001 in connection with the change of the Company's fiscal year-end from March 24 to March 31.

        - The Company filed a report on Form 8-K on January 16, 2001 in connection with the issuance of a convertible debenture due June 18, 2001.

        - The Company filed a report on Form 8-K on December 6, 2000 in connection with the issuance of a convertible due May 28, 2001.

        - The Company filed a report on Form 8-K on October 13, 2000 in connection with the appointment of KPMG LLP as the Company's new independent accountants as of September 14, 2000.

        - The Company filed a report on Form 8-K on August 15, 2000 in connection with the resignation of PriceWaterhouseCoopers LLP as the principal accountant as of August 8, 2000.

        - The Company filed a report on Form 8-K on June 30, 2000 in connection a change in control of the Company.

        - The Company filed a report on Form 8-K on February 16, 1999 in connection with the sale of common stock.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 26th day of July, 2001.
IMP, INC.