Form 10-Q
period 2001-06-30
IMP INC
filed 2001-08-17
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at June 30, 2001:  9,046,000

                                    IMP, Inc.
                                    FORM 10-Q
                        Three Months Ended June 30, 2001

                                      INDEX


                                                                                                            PAGE
Part I: Financial Information (unaudited)

         Condensed Balance Sheets as of June 30, 2001 and March 31, 2001                                      3

         Condensed Statements of Operations for the three months ended June 30, 2001 and June 25, 2000        4

         Condensed Statements of Cash Flows for the three months ended June 30, 2001 and June 25, 2000        5

         Notes to condensed financial statements                                                              6

         Management's discussion and analysis of financial condition and results of operations               10

Part II: Other Information

         Item 1. Legal Proceedings                                                                           17

         Item 3. Defaults by the Company on its Senior Securities                                            17

         Item 6. Reports on Form 8-K                                                                         17

         Signatures                                                                                          17

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                     ASSETS


                                                             JUNE 30, 2001   MARCH 31, 2001
                                                             -------------   --------------
Current assets:
  Cash and cash equivalents                                    $    218         $     41
  Accounts receivable, net of allowances for
     doubtful accounts and returns of $2,128
     and $2,290, respectively                                     4,413            2,095
 Accounts receivable from related party                             329              720
  Inventories                                                     7,815            7,462
 Other current assets                                             1,350            1,445
                                                               --------         --------
     Total current assets                                        14,125           11,764
Property and equipment:
     Leasehold improvements                                       9,072            9,073
     Machinery and equipment                                     86,105           86,341
                                                               --------         --------
                                                                 95,177           95,414
    Less accumulated depreciation and
      amortization                                               89,578           88,897
                                                               --------         --------
    Net property and equipment                                    5,599            6,517
Deposits and other long term assets                                 519              544
                                                               --------         --------
    Total assets                                               $ 20,243         $ 18,825
                                                               ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of debt                                      $  4,284         $  3,925
  Current portion of capital lease obligations                    1,654            1,593
  Trade accounts payable                                          5,576            7,183
  Accrued payroll and related expenses                            1,284            1,325
  Other current liabilities                                       3,456            3,454
                                                               --------         --------
      Total current liabilities                                  16,254           17,480
 Long term portion of capital lease obligations                     528              760
 Convertible debentures, net of discount of
  $1,400 at June 30, 2001                                         2,095            3,500
                                                               --------         --------
     Total Liabilities                                           18,877           21,740
                                                               --------         --------

Stockholders' equity (deficit):
     Convertible preferred stock, $0.001 par value;
         5,000 shares authorized; no shares issued  and
         outstanding                                                 --               --
  Common stock, $0.01 par value; 50,000 shares
         authorized; 9,046 shares issued and
         outstanding                                                 90               90
  Additional paid-in capital                                     80,399           78,764
  Obligation to issue common stock                                2,260               40
  Accumulated deficit                                           (77,486)         (77,912)
  Treasury stock; at cost, 203 shares                            (3,897)          (3,897)
                                                               --------         --------
      Total stockholders' equity (deficit)                        1,366           (2,915)
                                                               --------         --------
      Total liabilities and stockholders' equity               $ 20,243         $ 18,825
                                                               ========         ========


See accompanying notes to unaudited condensed financial statements

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                 THREE MONTHS ENDED
                                           ------------------------------
                                           JUNE 30, 2001    JUNE 25, 2000
                                           -------------    -------------
Net revenues:
    Component                                $  7,382         $  7,459
    Design and engineering services                --              538
                                             --------         --------
                                                7,382            7,997

Cost of revenues
     Component                               $  3,925         $  7,328
      Design and engineering services              --              238
                                             --------         --------
                                                3,925            7,566

Gross profit                                    3,457              431

Operating expenses:
  Research and development                        588              974
  Selling, general and administrative           2,020              995
                                             --------         --------
Total operating expenses                        2,608            1,969

 Income (loss) from operations                    849           (1,538)
 Interest expense                                (423)            (149)
 Other income, net                                 --               48
                                             --------         --------
Net income (loss)                            $    426         $ (1,639)
                                             ========         ========

Basic net income (loss) per share            $   0.05         $   (.34)
                                             ========         ========
Diluted net income (loss) per share          $   0.02         $   (.34)
                                             ========         ========

Shares used in computing basic
  net income (loss) per share                   9,046            4,775
                                             ========         ========
Shares used in diluted
  net income (loss) per share                  21,948            4,775
                                             ========         ========


See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                   JUNE 30,        JUNE 25,
                                                                     2001            2000
                                                                   --------        --------
Cash flows from operating activities:
  Net income (loss)                                                $   426         $(1,639)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                                        684             565
  Fees for late payments of capital lease                               14              --
  Amortization of debt discount                                        228              --
  Provision for doubtful accounts                                      566              --
  Provision for obsolete and slow moving inventory                      --             182
  Changes in operating assets and liabilities:
      Accounts receivable                                           (2,884)          1,208
      Accounts receivable from related party                           391            (574)
      Inventories                                                     (353)             (9)
      Other current assets                                              95            (213)
      Deposits and other long term assets                               25              15
      Trade accounts payable                                        (1,355)            184
      Other current liabilities                                          2             479
      Accrued payroll and related expenses                             (41)           (196)
                                                                   -------         -------
Net cash provided by (used in) operating activities                 (2,202)              2
                                                                   -------         -------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of property and equipment                           (16)           (174)
                                                                   -------         -------

Cash flows from financing activities:
  Net repayments of short-term advance from related parties           (513)             --
  Net proceeds (repayments) from revolving credit facility             872            (943)
  Proceeds from equipment notes payable                                 --           1,732
  Repayments of equipment notes payable                                 --          (2,048)
  Principal payments under capital lease obligations                  (184)           (524)
  Advance proceeds from issuance of common stock                     2,220              --
  Proceeds from issuance of common stock                                --           3,861
                                                                   -------         -------
  Net cash used in financing activities                              2,395           2,077
                                                                   -------         -------

  Net increase in cash and cash equivalents                            177           1,905
  Cash and cash equivalents at beginning of period                      41             261
                                                                   -------         -------
  Cash and cash equivalents at end of period                       $   218         $ 2,166
                                                                   =======         =======

Supplemental information:
  Cash paid during the period for interest                         $    78         $   149
                                                                   =======         =======
  Acquisition of equipment under capital lease obligations         $    --         $    18
                                                                   =======         =======
  Discount on convertible debentures                               $ 1,635         $    --
                                                                   =======         =======
  Return of equipment and reduction of accounts payable            $   252         $    --
                                                                   =======         =======


See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

IMP, Inc. (the "Company") has prepared the accompanying unaudited interim condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Teamasia Semiconductors (India) Ltd, ("Teamasia"), a private corporation headquartered in India, owns 51% of the common stock of the Company on a fully diluted basis.

In 2001, the Company changed its year end to March 31. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31.

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

During the fiscal year ended March 31, 2001 and the three months ended June 30, 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, the Company was able to bring current, refinance or pay off certain of its debt and lease obligations using cash from sales of stock and convertible debentures. As of June 30, 2001, the Company remained in default of its revolving credit facility and equipment notes with an aggregate balance of $2.6 million and was past due on all capital lease obligations.

The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheets as of June 30, 2001 and March 31, 2001 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

On May 10, 2001, the Company entered into a Memorandum of Understanding ("MOU") with Teamasia and an investor group led by the Chairman of the Company's Board of Directors ("investor group") to purchase 72% of the equity of the Company. The general terms of the MOU are as follows:

- the due date of the $3.5 million convertible debenture held by Teamasia was extended to no earlier than May 2002;

- the Company agreed to issue warrants to Teamasia to purchase 1,599,000 shares of common stock at an exercise price of $0.22;

-    the interest rate on the convertible debenture was raised from 0% to prime;

- the Company agreed to sell to the investor group shares of common stock representing 72% of the Company's fully diluted equity for $6.0 million. A total of $2,220,000 was received prior to June 30, 2000 and the remainder was received in July, 2001.

Certain events have occurred which may have an impact on the Company's ability to continue as a going concern, including:

          In June 2001, International Rectifier Corporation (IR) notified the Company that they are canceling future orders. The final shipments of products to IR will occur in August 2001. Revenues from IR for the year ended March 31, 2001 and three months ended June 30, 2001 totaled $9.3 million and $1.9 million, respectively. The impact of this cancellation could have significant negative impact on the results of operations of the Company.

          On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT has declared all obligations due and payable as of July 11, 2001. All amounts due to CIT were repaid on August 13, 2001. No new financing has been secured.

          On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company's common stock. The reasons for the delisting include low stock price over a continual period of time, late filings of Forms 10-K and 10-Q and the financial weaknesses of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and effect a reverse stock split. The Company has been unable to meet the agreed upon reporting deadlines.

The Company incurred net losses of $10.5 million for the year ended March 31, 2001 and earned $0.4 million for the three months ended June 30, 2001. At June 30, 2001, the Company had stockholders' equity of $1,366,000. Management has put in place plans to reduce the costs of operating the business, improve the operating efficiency of the Company's manufacturing facility and obtain new customers. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management's operating plans do not materialize, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2 -- REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective January 1, 2001. The adoption of SAB No. 101 did not have an impact on the Company's financial statements.

NOTE 3 -- CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at June 30, 2001 and March 31, 2001.

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the note payable and capital lease obligations approximate fair value.

NOTE 4 -- INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following (in thousands):

                        JUNE 30, 2001    MARCH 31, 2001
                        -------------    --------------
Raw materials              $  542            $  848
Work-in-process             4,461             4,490
Finished goods              2,812             2,124
                           ------            ------
                           $7,815            $7,462
                           ------            ------

During the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of measures taken to reduce the costs and improve the efficiency of the manufacturing process, and considering the steep decline in the semiconductor market during the first six months of 2001. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrications facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, to the extent actual production is at or near 1,200 per week, overhead absorption is higher than it would have been using the estimated production capacity of 3,000 wafers per week.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease for leasehold improvements or the estimated useful lives of the assets. The estimated useful life of equipment is five years.

The Company evaluates recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the costs of disposal. No losses from impairment have been recognized in the quarters ended June 30, 2001 and June 25, 2000.

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated in accordance with the provisions of SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the Company to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the periods presented, no adjustments to net income (loss) reported in the condensed statements of operations were necessary to determine net loss available to common stockholders.

Options to purchase 2,152,000 and 1,383,000 shares of common stock were outstanding at June 30, 2001 and June 25, 2000, respectively, but do not impact diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the three months ended June 30, 2001 and June 25, 2000. Warrants to purchase 1,907,724 shares of common stock were outstanding at June 30, 2001. Of these, 308,724 warrants are anti-dilutive and are excluded from the diluted earnings per share calculation. Of the remaining warrants, 604,930 have been considered in computation of diluted earnings per share based on the treasury stock method weighted for the period outstanding.

In addition, 12.2 million shares have been included in diluted earnings per share for common stock that the Company is obligated to issue, based on the treasury stock method weighted for the period outstanding.

NOTE 7 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company leases its San Jose facility under a non-cancelable operating lease which will expire in December 2006. The lease requires the Company to pay tax, insurance and maintenance expenses. Rental expense is recorded using the straight-line method.

NOTE 8 - RELATED PARTY TRANSACTIONS

Two members of the Board of Directors have an ownership interest in Teamasia. Their combined ownership is approximately 22%.

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

Transactions and balances with Teamasia are as follows (in thousands):


                                                JUNE 30, 2001    MARCH 31, 2001
                                                -------------    --------------
Revenue for the three months  ended                $   --            $  246
Accounts receivable as of                             329               720
Short term advance as of                              739             1,253
Convertible debenture, net of discount of
$1.4 million at June 30, 2001                       2,095             3,500

In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture originally due on May 28, 2001. Under its original terms, the debenture was non-interest bearing and convertible into 685,714 shares of common stock at Teamasia's option, representing a conversion ratio equal to $1.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture originally due on June 18, 2001. Under its original terms, the debenture was non-interest bearing and convertible into 1,314,286 shares of common stock, at Teamasia's option, representing a conversion ratio equal to $1.75 per share

In May 2001, a Memorandum of Understanding (MOU) was entered into with Teamasia that modified the terms of the convertible debentures as follows:

     - the due date for both debentures was extended until no earlier than May 2002;

     - the Company agreed to issue warrants to Teamasia to purchase 1,599,000 shares of common stock at an exercise price of $0.22;

     -   the interest rate was raised to prime; and

     - the convertible debentures are convertible into common stock, at Teamasia's option, at a conversion ratio equal to $0.69 per share.

Under the MOU, the Company is required to issue warrants once the $6.0 million is received. Because the terms of the warrants were fixed at the time the MOU was executed, the issuance of the warrants was recorded. The convertible debentures and warrants have been recorded based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: 221% volatility; zero dividends; 6.4% risk free interest rate; and 3 year term.

The Company also determined that the convertible debentures contained a beneficial conversion feature after allocating value to the warrants as described above. The beneficial conversion feature was calculated as the difference between the effective conversion price per share and the fair value of the common stock on the effective date of the MOU multiplied by the number of shares into which the convertible debentures are convertible at the stated conversion ratio of $0.69 per share.

The Company recorded this transaction as follows:

        Convertible debentures                      $1,867,000
        Warrants                                       821,000
        Beneficial conversion feature                  812,000
                                                    ----------
                                                    $3,500,000
                                                    ==========

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debentures and is being amortized into interest expense over 12 months. During the three months ended June 30, 2001, $228,000 was amortized into interest expense.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies conditions intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

The Company is required to adopt the provisions of SFAS No. 141 for any future business combination entered into. SFAS No. 142 is effective for the Company on April 1, 2002, and its adoption is not expected to have a significant impact on the Company's financial condition or results of operations until such time when significant goodwill or intangible assets are recorded by the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 did not have an effect on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that would cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in our Form 10-K for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

This information should also be read along with the unaudited condensed financial statements and notes thereto included in Item I of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001 contained in the Company's Annual Report filed on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.


                                                      Three Months Ended
                                                -------------------------------
                                                June 30, 2001     June 25, 2000
-------------------------------------------------------------------------------
Total revenues                                      100.0%            100.0%
Cost of revenue                                      53.2              94.6
                                                   ------            ------
      Gross margin                                   46.8               5.4
Operating expenses:
      Research and development                        8.0              12.2
      Selling, general and administrative            27.4              12.4
                                                   ------            ------
Operating income (loss)                              11.5             (19.2)
Interest expense                                     (5.7)             (1.9)
Other income, net                                      --               0.6
                                                   ------            ------
Net (loss) income                                     5.8%            (20.5)%
                                                   ======            ======

During the quarter ended June 30, 2001, the Company generated net revenues of $7.4 million compared to $7.5 million for the same period of the prior year. The decrease in net revenues was due to decreased demand for the Company's foundry and power management products. Foundry product sales accounted for 78.0% of net revenues in the quarter ended June 30, 2001 and power management product sales accounted for 22.0% of net revenues in the quarter ended June 30, 2001. This ratio has remained consistent over the past year.

For the three months ended June 30, 2001, the Company's largest customers were International Rectifier, Linfinity Microelectronics and Tektronix, which accounted for approximately 26.3%, 14.3% and 7.8% of net revenues and 22.3%, 4.2%, and 0% of net receivables at June 30, 2001, respectively.

COST OF REVENUES. Cost of revenues in the three months ended June 30, 2001 was $3.9 million, representing 53.2% of net revenues compared to $7.6 million, representing 94.6% of net revenues for the same quarter in the prior fiscal year. The decrease in cost of revenues as a percentage of sales is a result of several actions taken by the Company, including:

     - an aggressive program to reduce the costs and improve the efficiency of the manufacturing process;

     - a reduction in force, reducing headcount from 201 on March 31, 2001 to 161 on June 30, 2001; and

     - negotiations with vendors to reduce costs of raw materials and supplies.

In addition, during the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of the actions described above, and considering the steep decline in the semiconductor market during the first six months of 2001. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrication facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, to the extent actual production is at or near 1,200 per week, overhead absorption is higher than it would have been using the estimated production capacity of 3,000 wafers per week.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $588,000 (8.0% of revenue) in the quarter ended June 30, 2001 compared to $974,000 (12.2% of revenue) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales. The reduction in research and development expenses is a result of cost control measures put in place during the quarter ended June 30, 2001. The Company believes that research and development expenses in absolute dollars will increase from current levels as it invests in the development, design and introduction of standard products as well as an increase in staffing and related personnel compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.0 million (27.4% of net revenues) in the quarter ended June 30, 2001, up from $995,000 (12.4% of net revenues) in the same quarter of the prior year. The increase in selling, general and administrative expenses is due to increased sales and marketing, commissions and travel expenses.

INTEREST EXPENSES. Interest expense for the three months ended June 30, 2001 increased to $423,000 a 184% increase from the same quarter in the prior year. The increase is due to higher balances of debt, interest expense on convertible debentures and amortization of discount on the convertible debentures.

OTHER INCOME, NET. Other income was $0 for the quarter ended June 30, 2001 compared to $48,000 for the comparative quarter in the prior year.

NET INCOME (LOSS). The Company had a net income $426,000 for the three months ended June 30, 2001, or $0.05 per share ($0.02 on a diluted basis) compared to a net loss of $1.6 million in the quarter ended June 25, 2000 or $0.34 per share (both basic and diluted). We have taken a number of actions that we believe will enable the Company to show profitable results at much lower revenue levels than we have historically been able to achieve. Scaled down operations, cost control and improvements in our manufacturing efficiency are the major drivers of the Company's return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $218,000 at June 30, 2001 compared to $41,000 at March 31, 2001. In general, the increase results from increased sales, cost cutting measures and proceeds from sale of stock, offset by growth in accounts receivable and disbursements to vendors and creditors.

Cash used in operating activities for the three months ended June 30, 2001 totaled $2.2 million. The Company received $2.4 million net cash from financing activities during the quarter ended June 30, 2001 and used cash to purchase equipment totaling $16,000.

On May 10, 2001, the Company entered into an agreement with an investor group whereby the investor group agreed to acquire 72% of the equity of the Company for $6.0 million. Of this amount, $2.5 million was received in June 2001 and the remainder was received in July 2001. The proceeds were used to pay down certain borrowings and past due amounts.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million facility. Included in the facility are secured term loans for up to $2.0 million for equipment purchases and a revolving credit facility that allows the Company to borrow up to $7.5 million based on qualifying accounts receivable and inventory balances at 1.5% over prime. On July 10, 2001, the CIT Group gave notice of termination and acceleration and demand for repayment for the revolving credit facility, including the equipment term loans. As of June 30, 2001, $2.1 million remained outstanding under the revolving credit and equipment term loan financing arrangement with the CIT Group. All amounts due to CIT were repaid on August 13, 2001. Management is actively negotiating with several lenders to replace the CIT Group revolving credit facility.

During the second quarter of fiscal year 2000, the Company was unable to meets its obligations under its equipment notes payable and certain of its capital leases. These instances of non-payment put the Company in default of these agreements and in default of the revolving credit facility due to a cross default clause in the revolving credit facility agreement.

During fiscal year 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, using proceeds from sales of stock in June 2000 and convertible debentures in November and December 2000 to Teamasia totaling $7,430,000, the Company was able to bring current, pay off, or refinance certain of its debt and lease obligations. As of June 30, 2001, the Company remained in default of its revolving credit facility and equipment notes with an aggregate balance of $2.6 million.

As of June 30, 2001, the Company's current portion of debt and capital lease obligations of $5.9 million is comprised of (i) $0.7 million of equipment notes,
(ii) $1.4 million of the revolving credit facility, (iii) $1.7 million of capital lease obligations, (iv) $0.7 million short term advance from a related party, and (v) a line of credit from customer of $1.5 million. The capital lease obligations are comprised of nine individual leases, all of which are past due.

As of June 30, 2001, the Company's long term portion of debt and capital lease obligations of $2.6 million is comprised of $528,000 of capital lease obligations and $3.5 million of convertible debentures due in May 2002, which is recorded on the balance sheet net of a discount of $1.4 million. The capital lease obligation is comprised of four lessors that account for the outstanding long-term portion of the capital lease obligation.

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

FACTORS AFFECTING FUTURE RESULTS

Except for historical information contained herein, the matters set forth in this Report on Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are subject to certain risks and uncertainties including such factors as, among others, operating cash availability, delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

The Company has minimal financial resources and its operating needs are funded principally from the collection of accounts receivable and from the sale of common stock and convertible debentures to Teamasia in fiscal year 2001. Should the cash flow from accounts receivable be lessened or interrupted by slow collections, limited borrowing capabilities from our credit facility, or by a decrease in revenue generation, the Company would be unable to meet its obligations. The Company continues to focus on restructuring its operations to conserve cash and, as noted previously, entered into an agreement on May 10, 2001 to sell stock representing a 72% ownership stake in the Company for $6.0 million in cash.

Excluding the current quarter, the Company has reported operating losses and total negative cash flow from operating activities since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved or the Company lowers its break-even point, the Company will continue to report losses and negative cash flows in the future.

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

As a result of the severe downturn in the semiconductor market, the Company experienced a significant decrease in sales in the fourth quarter of fiscal year 2001, although this trend reversed itself in the quarter ended June 30, 2001. However, the downturn in the semiconductor market is expected to continue for the foreseeable future and could compound the Company's liquidity issues.

In June 2001, International Rectifier Corporation (IR) notified the Company that they will be canceling future orders. The final shipments of product to IR is expected to occur in August 2001. Revenues for the year ended March 31, 2001 and three months ended June 30, 2001 totaled $9.3 million and $1.9 million respectively. The impact of this cancellation could have a significant negative impact on the results of operations of the Company.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company may continue investing in advanced design tools, manufacturing equipment and process technologies. The Company anticipates significant continuing capital expenditure during the next several years. There can be no assurance that the Company will not be required to seek additional debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPX." Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which requires additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the Common Stock.

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company's common stock. The reasons for the delisting include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and effect a reverse stock split. The Company has been unable to meet the agreed upon filing deadlines.

The Company took steps in fiscal 2001 to complete a major upgrade to its manufacturing-execution software and hardware and currently is in the final stages of implementing financial application software and hardware. The Company expects that all upgrades to the financial system will be completed in the quarter ending September 30, 2001.

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

We manufacture all of our wafers at our fabrication facility in San Jose, California. Given the unique nature of our processes, it would be difficult to arrange for independent manufacturing facilities to supply such wafers in a short period of time. Any inability to utilize our manufacturing facility as a result of fire, natural disaster or utility interruption, otherwise, would have a material adverse effect on our financial condition or results of operations. Although we believe that we have adequate capacity to support our near term plans, we have in the past subcontracted the fabrication of a portion of our wafer production to outside foundries, and may need to do so again. At the present time, there are several wafer foundries that are capable of supplying certain of our needs. However, we cannot be sure that we will always be able to find the necessary foundry capacity.

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

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The Company is currently engaged in an executive search to hire a chief executive officer, a chief financial officer and a controller. The loss of key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.

                                    IMP, Inc.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as one of 88 defendants in a legal action brought by the Lemelson Medical Foundation for patent violations. In December 2000, we settled all outstanding claims for $150,000 due in three annual installments, the last of which is due in December 2002. We are party to litigation in the ordinary course of business. Any adverse outcome in any of these matters could have a material adverse affect on our business and results of operations.


Item . Defaults by the Company on its Senior Securities

On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT has declared all obligations due and payable as of July 11, 2001. All amounts due to CIT were repaid on August 13, 2001. No new financing has been secured.


Item 6. Reports on Form 8-K.

     - The Company filed a report on Form 8-K on May 15, 2001 in connection with a change in control of the Company.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 14, 2001.                  IMP Inc.
                                        Registrant

                                        By: /s/ Subbarao Pinamaneni


                                        ---------------------------

                                        Name:  Subbarao Pinamaneni
                                        Title: Chairman of the Board