Form 10-Q
period 2001-09-30
IMP INC
filed 2001-11-19
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

      (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001

                                       or

         [    ]  Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number 0-15858

                                    IMP, Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)


               Delaware                                   94-2722142
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

 2830 North First Street, San Jose, CA                      95134
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (408) 432-9100
        -----------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

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

Common Stock, $0.05 par value outstanding at September 30, 2001: 1,809,000

                                    IMP, Inc.
                                    FORM 10-Q
              Three Months and Six Months Ended September 30, 2001

                                      INDEX

                                                                                                 PAGE

Part I:  Financial Information (unaudited)
          Condensed Balance Sheets as of September 30, 2001 and March 31, 2001                    3
          Condensed Statements of Operations for the three months and
          six months ended September 30, 2001 and September 24, 2000                              4
          Condensed Statements of Cash Flows for the six months ended
          September 30, 2001 and September 24, 2000                                               5
          Notes to condensed
          financial statements                                                                    6
          Management's discussion and analysis of
          financial condition and results of operations                                          10

Part II: Other Information

          Item 1. Legal Proceedings                                                              18
          Item 3. Defaults by the Company on its Senior Securities                               18
          Item 6. Reports on Form 8-K                                                            18
          Signatures                                                                             18

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                     ASSETS

                                                                                   SEPTEMBER 30,         MARCH 31,
                                                                                       2001                2001
                                                                                   ------------          --------

Current assets:
  Cash and cash equivalents
                                                                                             36               41
  Accounts receivable, net of allowances for
     doubtful accounts and returns of $302
     and $2,290, respectively                                                             4,310            2,095
 Accounts receivable from related party                                                     422              720
  Inventories                                                                             7,163            7,462
 Other current assets                                                                     1,415            1,445
                                                                                     ----------       ----------
     Total current assets                                                                13,346           11,764
Property and equipment:
     Leasehold improvements                                                               9,073            9,073
     Machinery and equipment                                                             85,973           86,341
                                                                                     ----------       ----------
                                                                                         95,046           95,414
    Less accumulated depreciation and
      amortization                                                                       89,766           88,897
                                                                                     ----------       ----------
    Net property and equipment                                                            5,280            6,517
Deposits and other long term assets                                                         490              544
                                                                                     ----------       ----------
    Total assets                                                                     $   19,116       $   18,825
                                                                                     ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of debt                                                            $      964       $    3,925
   Convertible debentures, net of discount of $993 at September 30, 2001                  2,507                -
   Current portion of capital lease obligations                                           1,814            1,593
   Trade accounts payable                                                                 4,974            7,183
   Accrued payroll and related expenses                                                     709            1,325
   Other current liabilities                                                              2,783            3,454
                                                                                     ----------       ----------
      Total current liabilities                                                          13,752           17,480
 Long term portion of capital lease obligations                                             273              760
  Convertible debentures                                                                      -            3,500
                                                                                     ----------       ----------
     Total Liabilities                                                                   14,024           21,740
                                                                                     ----------       ----------
Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value;
         1,000 shares authorized; no shares issued  and
         outstanding                                                                         -                -
   Common stock, $0.05 par value; 10,000 shares authorized; 1,809
         shares issued and outstanding                                                       90               90
   Additional paid-in capital                                                            80,399           78,764
   Obligation to issue common stock                                                       6,040               40
   Receivable from investors                                                                (60)               -
   Accumulated deficit                                                                  (77,480)         (77,912)
   Treasury stock, at cost, 41  shares                                                   (3,897)          (3,897)
                                                                                     ----------       ----------
      Total stockholders' equity (deficit)                                                5,092           (2,915)
                                                                                     ----------       ----------
      Total liabilities and stockholders' equity (deficit)                           $   19,116       $   18,825
                                                                                     ==========       ==========

See accompanying notes to unaudited condensed financial statements

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ------------------------------          --------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 24,         SEPTEMBER 30,      SEPTEMBER 24,
                                                -------------     -------------         -------------      -------------
                                                     2001             2000                   2001               2000
                                                     ----             ----                   ----               ----
Net revenues:
    Component                                      $   6,678          $   7,866           $  14,060           $  15,325
    Design and engineering services                       86                183                  86                 721
                                                   ---------          ---------           ---------           ---------
                                                       6,764              8,049              14,146              16,046
Cost of revenues
     Component                                     $   4,029          $   7,937           $    7954           $  15,266
     Design and engineering services                      56                123                  56                 360
                                                   ---------          ---------           ---------           ---------
                                                       4,085              8,060               8,010              15,626
Gross profit (loss)                                    2,679                (11)              6,136                 420
Operating expenses:
  Research and development                               556                989               1,144               1,963
  Selling, general and administrative                  1,631              1,361               3,651               2,356
                                                   ---------          ---------           ---------           ---------
Total operating expenses                               2,187              2,350               4,795               4,319
 Income (loss) from operations                           492             (2,361)              1,341              (3,899)

 Interest expense                                       (211)              (190)               (406)               (291)
 Amortization of debt discount                          (412)                 -                (640)                  -
 Other income, net                                       137                  -                 137                   -
                                                   ---------          ---------           ---------           ---------
Net income (loss)                                  $       6          $  (2,551)          $     432           $  (4,190)
                                                   =========          =========           =========           ==========

Basic net income (loss) per share                  $    0.00          $   (1.44)          $    0.11           $   (3.12)
                                                   =========          =========           =========           =========
Diluted net income (loss) per share                $    0.00          $   (1.44)          $    0.10           $   (3.12)
                                                   =========          =========           =========           =========
Shares used in computing basic
  net income (loss) per share                          6,230              1,768               4,039               1,341
                                                   =========          =========           =========           =========
Shares used in diluted
  net income (loss) per share                          6,406              1,768               4,216               1,341
                                                   =========          =========           =========           =========


See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                        SIX  MONTHS ENDED
                                                                                                -------------------------------
                                                                                                SEPTEMBER  30,    SEPTEMBER  24,
                                                                                                     2001             2000
                                                                                                -------------     -------------
Cash flows from operating activities:
  Net income (loss)                                                                               $    432            $ (4,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                      1,301               1,373
  Amortization of debt discount                                                                        640                   -
  Provision for doubtful accounts                                                                    1,074                  67
  Gain on disposal of property and equipment                                                           (80)                  -
  Changes in operating assets and liabilities:
      Accounts receivable                                                                           (3,289)                364
      Accounts receivable from related party                                                           298                (388)
      Inventories                                                                                      299                (759)
      Other current assets                                                                              30                (384)
      Deposits and other long term assets                                                               34                  30
      Trade accounts payable                                                                        (1,875)                791
      Accrued payroll and related expenses                                                            (616)                121
      Other current liabilities                                                                       (671)              1,927
                                                                                                 ----------           --------
Net cash used in operating activities                                                               (2,423)             (1,048)
                                                                                                 ----------           --------

Cash flows from investing activities:
  Net cash used for investing activities
     for purchases of property and equipment                                                          (295)             (1,643)
                                                                                                 ----------           --------

Cash flows from financing activities:

  Net proceeds from debt                                                                             1,074                 943
  Net repayments of short-term advance from related parties                                         (1,363)             (1,352)
  Net repayments of revolving credit facility                                                       (2,672)
  Principal payments under capital lease obligations                                                  (266)               (975)
  Advance proceeds for future issuance of common stock                                               5,940                   -
  Proceeds from issuance of common stock                                                                 -               3,861
                                                                                                 ---------            --------
  Net cash provided by financing activities                                                          2,713               2,477
                                                                                                 ---------            --------

  Net decrease in cash and cash equivalents                                                             (5)               (214)
  Cash and cash equivalents at beginning of period                                                      41                 261
                                                                                                 ---------            --------
  Cash and cash equivalents at end of period                                                     $      36          $       47
                                                                                                 =========            ========

Supplemental information:
  Cash paid during the period for interest                                                       $       -           $     291
                                                                                                 =========            ========
  Acquisition of equipment under capital lease obligations                                       $       -           $   1,150
                                                                                                 =========            ========
  Receivable from investors                                                                      $      60           $       -
                                                                                                 =========            ========

  Discount on convertible debentures                                                             $   1,633           $       -
                                                                                                 =========            ========
  Return of equipment and reduction of accounts payable                                          $     253           $       -
                                                                                                 =========            ========

See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

IMP, Inc. (the "Company") has prepared the accompanying unaudited interim condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Teamasia Semiconductors (India) Ltd, ("Teamasia"), a private corporation headquartered in India, owns 51% of the common stock of the Company on a fully diluted basis. Upon issuance of shares of common stock to a new investor group (see below), Teamasia will own 14% of the common stock of the Company on a fully diluted basis.

In 2001, the Company changed its year-end to March 31. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31.

On October 2, 2001, the Company completed a five for one reverse stock split. All shares, options, warrants and per share amounts in the condensed financial statements have been retroactively adjusted to reflect this stock split.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $10.5 million for the year ended March 31, 2001. For the six months ended September 30, 2001, the Company generated net income of $432,000, however the current economic slowdown, the downturn in the semiconductor sector and the Company's liquidity problems cause significant uncertainty over the Company's ability to continue to operate profitably. In addition, the Company has an accumulated deficit of $77.5 million as of September 30, 2001. The Company has failed to make required payments under various debt agreements and capital lease obligations. As a result the Company is in default with respect to these agreements.

During the fiscal year ended March 31, 2001 and the six months ended September 30, 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, the Company was able to bring current, refinance or pay off certain of its debt and lease obligations using cash from sales of stock and convertible debentures. As of September 30, 2001, the Company remained in default on all capital lease obligations.

The indebtedness related to agreements in which the Company was in default was classified as current on the Company's balance sheet as of March 31, 2001 because such creditors and lessors had the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease). As of September 30, 2001, the Company has paid off some of the indebtedness related to these agreements, but remained in default on the capital lease obligations.

On May 10, 2001, the Company entered into a Memorandum of Understanding ("MOU") with Teamasia and an investor group led by the Chairman of the Company's Board of Directors ("Investor Group") to purchase 72% of the equity of the Company. The general terms of the MOU are as follows:

     o the due date of the $3.5 million convertible debenture held by Teamasia was extended to no earlier than May 2002;

     o the Company agreed to issue a warrant to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10;

     o the interest rate on the convertible debenture was raised from 0% to prime;

     o the Company agreed to sell to the Investor Group shares of common stock representing 72% of the Company's fully diluted equity for $6.0 million. As of September 30, 2001, $5.980 million had been received by the Company. The remaining portion of the purchase price was received in October 2001.

Certain events have occurred which may have an impact on the Company's ability to continue as a going concern, including:

     In June 2001, International Rectifier Corporation (IR) notified the Company that it would be canceling future orders. The final shipments of product under open purchase orders to IR occurred in August 2001. Revenues for the three months ended September 30, 2001 and six months ended September 30, 2001 totaled $1.1 million and $3.0 million, respectively. In future periods, although IR is expected to remain as a customer, the Company expects significantly lower revenue from this customer. The impact of this cancellation could have a significant negative impact on the results of operations of the Company.

     On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT declared all obligations due and payable as of July 11, 2001. All amounts due to CIT were repaid on August 13, 2001. No new financing has been secured.

     On July 26, 2001, the Company attended a hearing before a Nasdaq Listing Qualifications Panel concerning the Company's failure to comply with certain requirements for continued listing on The Nasdaq SmallCap Market. Nasdaq has determined the Company's securities will continue to be listed as long as certain conditions are met. The conditions require that stockholders equity, as reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 2001 and December 31, 2001, meet specified minimum amounts. In addition, the conditions require that the Company be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. There can be no assurance that the Company will be able to comply with the terms of the conditions.

The Company incurred net losses of $10.5 million for the year ended March 31, 2001 and showed a net income of $432,000 for the six months ended September 30, 2001. At September 30, 2001, the Company had stockholders' equity of $5.1 million. Management has put in place plans to reduce the cost of operating the business, improve the operating efficiency of the Company's manufacturing facility and obtain new customers. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management's operating plans do not materialize, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2 - REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at September 30, 2001 and March 31, 2001.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,      MARCH 31,
                                                                   2001             2001
                                                              ------------       --------
                                     Raw materials               $   346         $   848
                                     Work-in-process               4,247           4,490
                                     Finished goods                2,570           2,124
                                                                 -------         -------
                                                                 $ 7,163         $ 7,462
                                                                 -------         -------

During the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of measures taken to reduce the costs and improve the efficiency of the manufacturing process, and considering the steep decline in the semiconductor market. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrication facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, overhead absorption is higher than it would have been using the prior estimate of production capacity.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease for leasehold improvements or the estimated useful lives of the assets. The estimated useful life of equipment is five years.

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated in accordance with the provisions of SFAS No. 128 "Earnings per Share." SFAS No. 128 requires the Company to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For the periods presented, no adjustments to net income (loss) reported in the condensed statements of operations were necessary to determine net loss available to common stockholders. Shares issuable to new investors are included in computations of basic EPS for the three and six month periods ended September 30, 2001, as they are not contingently issuable.

Options to purchase 314,966 and 231,590 shares of common stock were outstanding at September 30, 2001 and September 24, 2000, respectively, but do not impact diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during those periods. Warrants to purchase 381,545 shares of common stock were outstanding at September 30, 2001. Of these, 61,745 warrants are anti-dilutive and are excluded from the diluted earnings per share calculation. Of the remaining warrants, 176,684 and 138,064 for the three and six month periods ended September 30, 2001, respectively, have been considered in computation of diluted earnings per share based on the treasury stock method weighted for the period outstanding.

NOTE 7 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. As of September 30, 2000, lease payments totaling $835,000 owed by the Company are past due. The Company leases its San Jose facility under a non-cancelable operating lease which will expire in December 2006. The lease requires the Company to pay tax, insurance and maintenance expenses. Rental expense is recorded using the straight-line method. As of September 30, 2001, amounts totaling $126,000 owed under this lease agreement are past due.

NOTE 8 - RELATED PARTY TRANSACTIONS

Two members of the Board of Directors have an ownership interest in Teamasia. Their combined ownership is approximately 22%.

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing with the Company's quarter ended December 26, 1999. This agreement further stipulates that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the quarters ended March 26, June 25 and September 24, 2000. To date, Teamasia has not met the minimum purchase commitment.

Transactions and balances with Teamasia are as follows (in thousands):

                                                                            SEPTEMBER 30,    SEPTEMBER 24,
                                                                                 2001             2000
                                                                            ------------     ------------

Revenue for the three months  ended                                            $     -           $   60
Revenue for the six months ended                                               $     -           $1,141


                                                                            SEPTEMBER 30,    MARCH 31,
                                                                               2001            2001
                                                                            ------------     --------
Accounts receivable                                                             $  422       $    720
Accounts payable                                                                $    -       $  1,253
Convertible debenture, net of discount of
$993,000 as of September 30, 2001                                               $2,507       $  3,500

In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture originally due on May 28, 2001. Under its original terms, the debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia's option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture originally due on June 18, 2001. Under its original terms, the debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia's option, representing a conversion ratio equal to $8.75 per share

In May 2001, a Memorandum of Understanding (MOU) was entered into with Teamasia that modified the terms of the convertible debentures as follows:

     o the due date for both debentures was extended until no earlier than May 2002;

     o the Company agreed to issue a warrant to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10;

     o    the interest rate was raised to prime; and

     o the convertible debentures are convertible into common stock, at Teamasia's option, at a conversion ratio equal to $3.45 per share.

Under the MOU, the Company is required to issue warrants once the $6.0 million had been received. As of September 30, 2001, a total of $5.98 million had been received, however, no warrants have been issued pending formal approval of the Board of Directors. Because the terms of the warrants were fixed at the time the MOU was executed, the issuance of the warrants was recorded at that time. The convertible debentures and warrants have been recorded based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: 221% volatility; zero dividends; 6.4% risk free interest rate; and 3-year term.

The Company also determined that the convertible debentures contained a beneficial conversion feature after allocating value to the warrants as described above. The beneficial conversion feature was calculated as the difference between the effective conversion price per share and the fair value of the common stock on the effective date of the MOU multiplied by the number of shares into which the convertible debentures are convertible at the stated conversion ratio of $3.45 per share.

The Company recorded this transaction as follows:

Convertible debentures                                $   1,867,000
Warrants                                                    821,000
Beneficial conversion feature                               812,000
                                                      -------------
                                                      $   3,500,000
                                                      =============

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debentures and is being amortized into interest expense over 12 months. During the three months and six months ended September 30, 2001, $411,434, and $639,594 was amortized into interest expense, respectively.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies conditions intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

The Company is required to adopt the provisions of SFAS No. 141 for any future business combination entered into. SFAS No. 142 is effective for the Company on April 1, 2002, and its adoption is not expected to have a significant impact on the Company's financial condition or results of operations until such time when significant goodwill or intangible assets are recorded by the Company.

In July 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is currently reviewing the impact of SFAS 143 on the Company.

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management is currently reviewing the impact of SFAS 144 on the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                                        THREE MONTHS ENDED
                                                                   SEPTEMBER      SEPTEMBER 24,
                                                                    30, 2001          2000
                                                                   ---------      ------------

Total revenues                                                         100.0%          100.0%
Cost of revenue                                                         60.4           100.1
                                                                       -----           -----
      Gross margin                                                      39.6            (0.1)
Operating expenses:
      Research and development                                           8.2            12.3
      Selling, general and administrative                               24.1            16.9
                                                                       -----           -----
Operating income (loss)                                                  7.3           (29.3)
Interest expense                                                        (3.1)           (2.4)
Amortization of debt discount                                           (6.1)              -
Other income, net                                                        2.0               -
                                                                       -----           -----
Net income (loss)                                                         .1%          (31.7)%
                                                                       =====           =====

During the quarter ended September 30, 2001, the Company generated net revenues of $6.8 million compared to $8.0 million for the same period of the prior year. The decrease in net revenues was due to decreased demand for the Company's foundry and power management products. The decreased demand for the Company's products reflects the industry wide slow down in demand for semiconductor products. Foundry product sales accounted for 73% of net revenues in the quarter ended September 30, 2001 and power management product sales accounted for 27% of net revenues in the quarter ended September 30, 2001. This ratio has remained consistent over the past year.

For the three months ended September 30, 2001, the Company's largest customers were Linfinity Microelectronics, International Rectifier, and Tektronix, which accounted for approximately 33%, 15% and 4% of net revenues and 4%, 6%, and 0% of net accounts receivable at September 30, 2001, respectively.

COST OF REVENUES. Cost of revenues in the three months ended September 30, 2001 was $4.1 million, representing 60.4% of net revenues compared to $8.1 million, representing 100.1% of net revenues for the same quarter in the prior fiscal year. The decrease in cost of revenues as a percentage of revenues is a result of several actions taken by the Company, including:

     o an aggressive program to reduce the costs and improve the efficiency of the manufacturing process;

     o a reduction in force, reducing headcount from 201 on March 31, 2001 to 90 on September 30, 2001; and

     o negotiations with vendors to reduce costs of raw materials and supplies.

In addition, during the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of the actions described above, and considering the steep decline in the semiconductor market. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrication facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, overhead absorption is higher than it would have been using the prior estimated production capacity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $556,000 (8.2% of revenues) in the quarter ended September 30, 2001 compared to $989,000 (12.3% of revenues) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenues are included in cost of revenues. The reduction in research and development expenses is a result of cost control measures put in place. The Company believes that research and development expenses in absolute dollars will increase from current levels as it invests in the development, design and introduction of standard product, at the appropriate time, this may include an increase in staffing and related personnel compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1.6 million (24.1% of revenues) in the quarter ended September 30, 2001, up from $1.4 million (16.9% of revenues) in the same quarter of the prior year. The increase in selling, general and administrative expenses is due to increased sales and marketing, commissions, travel expenses and professional fees.

INTEREST EXPENSE. Interest expense was $211,000 for the quarter ended September 30, 2001, an increase of $21,000 over the corresponding period in the prior year. The increase reflects a full quarter of interest at the prime rate on the subordinated debenture, offset by a decline in the interest expense on the Company's operating line that was paid off in August 2001.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.633 million, is reflected as a discount on the subordinated debenture and is being amortized over the term of the subordinated debenture which is one year. For the three months ended September 30, 2001, a non-cash charge of $412,000, representing the amortization of the discount associated with the warrant and beneficial conversion feature, was recorded by the Company.

OTHER INCOME, NET. During the three months ended September 30, 2001, the Company realized $137,000 in other income composed of gains from asset sales.

NET INCOME (LOSS). The Company generated a net income of $6,000 for the three months ended September 30, 2001, or no earnings per basic or diluted share compared to a net loss of $2.6 million in the quarter ended September 24, 2000, or $1.44 per share (both basic and diluted). Management has taken a number of actions that are designed to enable the Company to achieve profitable results at much lower revenue levels. Scaled down operations, cost control and improvements in its manufacturing efficiency are the major drivers of the Company's return to profitability.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                                         SIX MONTHS ENDED
                                                                   SEPTEMBER      SEPTEMBER 24,
                                                                    30, 2001           2000
                                                                   ---------      ------------
Total revenues                                                         100.0%           100.0%
Cost of revenue                                                         56.6             97.4
      Gross margin                                                      43.4              2.6
Operating expenses:
      Research and development                                           8.1             12.2
      Selling, general and administrative                               25.8             14.7
                                                                       -----            -----
Income (loss) from operations                                            9.5            (24.3)
Interest expense, net                                                   (2.9)            (1.8)
Amortization of debt discount                                           (4.5)               -
Other income, net                                                        1.0                -
Net income (loss)                                                        3.1%           (26.1)%
                                                                       =====            =====


NET REVENUES. Net revenues for the six months ended September 30, 2001 decreased 11.8% to $14.1 million compared to $16.0 million for the same period of the prior year. The decrease in net revenues was principally due to decreased demand for the Company's products, which reflects the downturn in the semiconductor market. Foundry product sales decreased 13.0% and accounted for 76% of net revenues in the first half of fiscal 2002, versus 75% in the first half of fiscal 2001. Standard product and design engineering sales decreased by 18.0%.

For the six months ended September 30, 2001, the Company's largest customers were Linfinity Microelectronics, International Rectifier, and Tektronix, which accounted for approximately 24%, 21% and 6% of net revenues and 4%, 6%, and 0% of net receivables at September 30, 2001, respectively.

COST OF REVENUES. Cost of revenues for the six months ended September 30, 2001 was $8.0 million representing 56.6% of net revenues, compared to $15.6 million, representing 97.4% of net revenues for the same period of the prior fiscal year. Gross margins improved in the first six months of fiscal year 2002 due to the cost cutting measures taken by the Company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.1 million (8.1% of revenues) in the six months ended September 30, 2001 compared to $2.0 million (12.2% of revenues) in the corresponding period of the prior fiscal year. Cost of engineering resources associated with design revenue is included in cost of revenues. Management believes that research and development expenses in absolute dollars will increase from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.7 million (25.8% of net revenues) in the six months ended September 30, 2001 up from $2.4 million (14.7% of net revenues) in the same period of the prior year. The increase was primarily due to an increase in cost of marketing and sales administration, sales commissions, travel expenses and professional fees.

INTEREST EXPENSE. Interest expense was $406,000 for the six months ended September 30, 2001, an increase of $115,000 over the corresponding period in the prior year. The increase reflects interest at the prime rate on the subordinated debenture, offset by a decline in the interest expense on the Company's operating line that was paid off in August 2001.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.633 million, is reflected as a discount on the subordinated debentures and is being amortized over the term of the subordinated debentures, which is one year. For the six months ended September 30, 2001, a non-cash charge of $640,000, representing the amortization of the discount associated with the warrant and beneficial conversion feature, was recorded by the Company.

OTHER INCOME, NET. During the six months ended September 30, 2001, the Company realized $137,000 in other income, which is primarily composed of gains from asset sales.

NET INCOME (LOSS). The Company generated net income of $432,000 for the six months ended September 30, 2001. This represents earnings per basic and diluted common share of $0.11 and $0.10, respectively. For the corresponding period of the prior year, the Company generated a net loss of $4.2 million or $3.12 per share. The net income for the six months ended September 30, 2001 are due to cost cutting measures taken by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $36,000 at September 30, 2001 compared to $41,000 at March 31, 2001. In general, the decrease results from decreased sales, cost cutting measures and advance proceeds from sale of stock, offset by growth in accounts receivable and disbursements to vendors and creditors.

Cash used in operating activities for the six months ended September 30, 2001 totaled $2.4 million. The Company received $2.7 million net cash from financing activities during the six months ended September 30, 2001 and used cash to purchase equipment totaling $294,000

On May 10, 2001, the Company entered into an agreement with an investor group whereby the investor group agreed to acquire 72% of the equity of the Company for $6.0 million. Of this amount, $2.5 million was received in June 2001 and $3.4 million was received in July 2001. The proceeds were used to pay down certain borrowings and past due obligations.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million loan facility. Included in the facility are secured term loans for up to $2.0 million for equipment purchases and a revolving credit facility that allows the Company to borrow up to $7.5 million based on qualifying accounts receivable and inventory balances at 1.5% over prime. On July 10, 2001, the CIT Group gave notice of termination and acceleration and demand for repayment for the revolving credit facility, including the equipment term loans. All amounts due to CIT were repaid in August 2001. Management is actively negotiating with several lenders to replace the CIT Group revolving credit facility.

The Company has been unable to meet its obligations under debt agreements and certain of its capital lease obligations. These instances of non-payment put the Company in default of these agreements.

Management has been actively negotiating with the Company's creditors. As a result of these negotiations, and by using proceeds from sales of stock in June 2000 and convertible debentures in November and December 2000 to Teamasia totaling $7,430,000, as well as additional proceeds from the Investor Group in June and July 2001 totaling $6.0 million, the Company has been able to bring current, pay off, or refinance certain of its debt and lease obligations.

As of September 30, 2001, the Company's short term portion of debt and capital lease obligations totaled $5.3 million, which is comprised of (i) $3.5 million of convertible debentures due in May 2002, net of a discount of $993,000, (ii) $1.8 million of capital lease obligations and (iii) $964,000 of other debt obligations. The capital lease obligations are comprised of five individual leases, all of which are past due.

As of September 30, 2001, the Company had long term capital lease obligations totaling $273,000. The capital lease obligation is comprised of four lessors that account for the outstanding long-term portion of the capital lease obligation.

In May 2001, the Company entered into a MOU with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of $3.5 million of convertible debentures until May 2002. In addition, under the MOU, an investor group led by the Chairman of the Board of Directors agreed to purchase stock representing 72% of the Company's fully diluted equity for $6.0 million, to be received in installments, the last of which was due in July 2001. Approximately $5.9 million has been received as of September 30, 2001. The remaining balance of $60,000 was received in October 2001.

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

The Company has minimal financial resources and its operating needs are funded principally from the collection of accounts receivable and from the sale of common stock and convertible debentures to Teamasia in fiscal year 2001 and the sales of common stock to an investor group in fiscal year 2002. The Company continues to focus on restructuring its operations to conserve cash.

Excluding the current and previous quarter, the Company has reported operating losses and total negative cash flow from operating activities since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved or the Company is able to sustain a lower break-even point, the Company may continue to report losses and negative cash flows in the future.

The Company sells its products to distributors and manufactures in Southeast Asia which is currently experiencing an economic downturn. Sales in this region accounted for 25% of the Company's net revenues in fiscal year 2001 and 24% for the six months ended September 30, 2001. The Company experienced a slight growth in revenues from this region during fiscal year 2001. However, if the region is not able to overcome its economic problems, there is no assurance that the Company's results of operations will not be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant decrease in sales in the fourth quarter of fiscal year 2001, although this trend reversed itself in the 6 months ended September 30, 2001. However, the downturn in the semiconductor market is expected to continue for the foreseeable future and could compound the Company's liquidity issues.

In June 2001, International Rectifier Corporation (IR) notified the Company that they would be canceling future orders. Revenues for the year ended March 31, 2001 and three months ended September 30, 2001 totaled $9.3 million and $1.1 million respectively. The impact of this cancellation could have a significant negative impact on the results of operations of the Company. In subsequent quarters, although IR is expected to remain a customer of the Company, the Company expects lower revenue from this customer.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue investing in advanced design tools, manufacturing equipment and process technologies. The Company anticipates significant continuing capital expenditure during the next several years. There can be no assurance that the Company will not be required to seek additional debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products and process technology require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

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

On July 26, 2001, the Company attended a hearing before a Nasdaq Listing Qualifications Panel concerning the Company's failure to comply with certain requirements for continued listing on The Nasdaq SmallCap Market. Nasdaq has determined the Company's securities will continue to be listed as long as certain conditions are met. The conditions require that stockholders equity, as reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 2001 and December 31, 2001, meet specified minimum amounts. In addition, the conditions require that the Company be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. There can be no assurance that the Company will be able to comply with the terms of the conditions.

The Company has taken steps to complete a major upgrade to its manufacturing-execution software and hardware and currently is in the final stages of implementing financial application software and hardware. The Company expects that all upgrades to the financial system will be completed in the quarter ending December 31, 2001.

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

The Company utilizes various external "silicon wafer service foundries" (for epitaxial growth) and assembly sites to assemble and package its products. Any product delivery delays, quality and manufacturing problems from these external operations could adversely affect the Company's operating results.

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

Item 3. Defaults by the Company on its Senior Securities

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

Date: November 13, 2001.              IMP Inc.
                                      Registrant

                                      By: /s/ Subbarao Pinamaneni
                                              ----------------------------------
                                              Name:  Subbarao Pinamaneni
                                              Title: Chairman of the Board