Form 10-Q
period 2001-12-31
IMP INC
filed 2002-02-21
CIK 812927

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

    (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number 0-15858

                                    IMP, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   94-2722142
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

 2830 North First Street, San Jose, CA                       95134
(Address of principal executive offices)                  (Zip Code)

               Registrant's telephone number, including area code
             (408) 432-9100 (Former name, former address and former
                    fiscal year if changed since last report)

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

Common Stock, $0.01 par value outstanding at January 31, 2002: 7,017,000

                                    IMP, Inc.
                                    FORM 10-Q
              Three Months and Nine Months Ended December 31, 2001

                                      INDEX

                                                                                                                          PAGE
                                                                                                                          ----
   Part I:   Financial Information (unaudited)

               Condensed Balance Sheets as of December 31, 2001 and March 31, 2001                                           3
               Condensed Statements of Operations for the three months and nine months ended December 31, 2001
                 and December 24, 2000                                                                                       4
               Condensed Statements of Cash Flows for the nine months ended December 31, 2001
                 and December 24, 2000                                                                                       5
               Notes to condensed financial statements
               Management's discussion and analysis of financial condition and results of operations                        10

   Part II: Other Information

               Item 1. Legal Proceedings                                                                                    18
               Item 3. Defaults by the Company on its Senior Securities                                                     18
               Item 6. Reports on Form 8-K                                                                                  18
               Signatures                                                                                                   18

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                      (In thousands, except for par value)
                                   (unaudited)

                                     ASSETS

                                                                                           DECEMBER 31,           MARCH 31,
                                                                                               2001                 2001
                                                                                             --------             --------
Current assets:
  Cash and cash equivalents
                                                                                             $     92             $     41
  Accounts receivable, net of allowances for doubtful accounts and
     returns of $100 and $2,540, respectively                                                   4,010                2,095
  Accounts receivable from related party                                                          438                  720
  Inventories                                                                                   7,135                7,462
  Other current assets                                                                          1,440                1,445
                                                                                             --------             --------
     Total current assets                                                                      13,115               11,764
Property and equipment:
     Leasehold improvements                                                                     9,073                9,073
     Machinery and equipment                                                                   85,307               86,341
                                                                                             --------             --------
                                                                                               94,380               95,414
    Less accumulated depreciation and amortization                                             89,544               88,897
                                                                                             --------             --------
    Net property and equipment                                                                  4,836                6,517
Deposits and other long term assets                                                               466                  544
                                                                                             --------             --------
    Total assets                                                                             $ 18,417             $ 18,825
                                                                                             --------             --------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of debt                                                                         39                2,672
   Convertible debentures to related party, net of discount of $582 at
      December 31, 2001                                                                         2,918                   --
   Current portion of capital lease obligations                                                 2,010                1,593
   Trade accounts payable                                                                       4,148                7,183
   Accrued payroll and related expenses                                                         1,603                1,325
   Other current liabilities                                                                    1,857                3,454
   Advances from investors                                                                        675                1,253
                                                                                             --------             --------
      Total current liabilities                                                                13,250               17,480
   Long term portion of capital lease obligations                                                  --                  760
   Convertible debentures to related party                                                         --                3,500
                                                                                             --------             --------
      Total Liabilities                                                                        13,250               21,740
                                                                                             --------             --------

Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value;
         1,000 shares authorized; no shares issued  and outstanding                                --                   --
   Common stock, $0.01  par value; 10,000 shares authorized; 7,017 and 1,809
    shares issued and outstanding, respectively                                                    70                   18
   Additional paid-in capital                                                                  86,417               78,836
   Obligation to issue common stock                                                                40                   40
   Accumulated deficit                                                                        (77,463)             (77,912)
   Treasury stock, at cost, 41  shares                                                         (3,897)              (3,897)
                                                                                             --------             --------
      Total stockholders' equity (deficit)                                                      5,167               (2,915)
                                                                                             --------             --------
      Total liabilities and stockholders' equity (deficit)                                   $ 18,417             $ 18,825
                                                                                             --------             --------

See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               ---------------------------           ---------------------------
                                              DECEMBER 31,      DECEMBER 24,       DECEMBER 31,       DECEMBER 24,
                                                 2001               2000               2001               2000
                                               --------           --------           --------           --------
   Net revenues:
    Component                                  $  5,454           $  9,266           $ 19,514           $ 23,779
    Related party sales                              --                377                 --              1,189
    Design and engineering services                  --                532                 86              1,253
                                               --------           --------           --------           --------
                                                  5,454             10,175             19,600             26,221
Cost of revenues

     Component                                    2,390              8,954             10,344             23,569
     Related party sales                             --                160                 --                810
     Design and engineering services                 --                398                 56                759
                                               --------           --------           --------           --------
                                                  2,390              9,512             10,400             25,138
Gross profit                                      3,064                663              9,200              1,083
Operating expenses:
  Research and development                          247                495              1,391              2,458
  Selling, general and administrative             2,889                637              6,540              2,992
                                               --------           --------           --------           --------
Total operating expenses                          3,136              1,132              7,931              5,450

 Income (loss) from operations                      (72)              (469)             1,269             (4,367)

 Interest expense                                  (160)              (738)              (566)            (1,029)
 Amortization of debt discount                     (412)                --             (1,052)                --
 Other income, net                                  661                 --                798                 --
                                               --------           --------           --------           --------
Net income (loss)                              $     17           $ (1,207)          $    449           $ (5,396)
                                               --------           --------           --------           --------


Basic net income (loss) per share              $   0.00           $   (.68)          $   0.09           $  (3.64)
                                               --------           --------           --------           --------
Diluted net income (loss) per share            $   0.00           $   (.68)          $   0.09           $  (3.64)
                                               --------           --------           --------           --------
Shares used in computing basic
  net income (loss) per share                     7,033              1,768              4,967              1,483
                                               --------           --------           --------           --------
Shares used in diluted
  net income (loss) per share                     7,033              1,768              5,085              1,483
                                               --------           --------           --------           --------

See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                         NINE  MONTHS ENDED
                                                                                     ---------------------------
                                                                                  DECEMBER 31,         DECEMBER 24,
                                                                                      2001                2000
                                                                                     -------             -------
Cash flows from operating activities:
  Net income (loss)                                                                  $   449             $(5,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                        1,768               1,526
  Provision for obsolete and slow moving inventory                                        --                  98
  Amortization of debt discount                                                        1,052                 184
  Provision for doubtful accounts                                                      1,255                  --
  Non-cash settlement of other liabilities                                            (1,207)                 --
  Gain on disposal of property and equipment                                            (658)                 --
  Changes in operating assets and liabilities:
      Accounts receivable                                                             (3,170)               (244)
      Accounts receivable from related party                                             282                (695)
      Inventories                                                                        327                (482)
      Other current assets                                                                 5                (962)
      Deposits and other long term assets                                                 33                  44
      Trade accounts payable                                                          (2,781)              1,950
      Accrued payroll and related expenses                                               278                (139)
      Other current liabilities                                                         (449)                611
                                                                                     -------             -------
Net cash used in operating activities                                                 (2,816)             (3,515)
                                                                                     -------             -------
Cash flows from investing activities:
  Purchase of property and equipment                                                    (421)             (2,467)
  Proceeds from sales of property and equipment                                           19                  --
                                                                                     -------             -------
  Net cash used for investing activities                                                (402)             (2,467)
Cash flows from financing activities:
  Net proceeds from line of credit                                                        --               1,115

  Net borrowings (repayments) of advances from investors                                (578)              2,199
  Advanced proceeds for common stock issuance                                          6,000                  --
  Net repayments of revolving credit facility and equipment notes payable             (1,868)             (1,216)
  Principal payments under capital lease obligations                                    (285)             (2,210)
  Proceeds from capital lease obligations                                                 --                 818
  Proceeds from issuance of common stock                                                  --               3,864
                                                                                     -------             -------
  Net cash provided by financing activities                                           (3,269)              5,922
                                                                                     -------             -------
  Net increase (decrease) in cash and cash equivalents                                    51                 (60)
  Cash and cash equivalents at beginning of period                                        41                 261
                                                                                     -------             -------
  Cash and cash equivalents at end of period                                         $    92             $   201
                                                                                     -------             -------

Supplemental information:
  Cash paid during the period for interest                                           $    --             $ 1,211
                                                                                     =======             =======
  Acquisition of equipment under capital lease obligations                           $    --             $ 2,251
                                                                                     =======             =======
  Discount on convertible debentures                                                 $ 1,633             $    --
                                                                                     =======             =======
  Return of equipment and reduction of accounts payable                              $   253             $    --
                                                                                     =======             =======
  Issuance of common stock to new investors                                          $ 6,000             $    --
                                                                                     =======             =======

  Repayment of debt through sale of equipment                                        $   765             $    --
                                                                                     =======             =======

See accompanying notes to unaudited condensed financial statements

                                    IMP, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

IMP, Inc. (the "Company") has prepared the accompanying unaudited interim condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Subba, Mok LLC ("Subba Mok"), a limited liability company headquartered in the United States, owns approximately 72% of the common stock of the Company on a fully diluted basis. Teamasia, a private corporation headquartered in India, owns approximately 14% of the common stock of the Company on a fully diluted basis.

In 2001, the Company changed its year-end to March 31. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31.

On October 2, 2001, the Company completed a five for one reverse stock split. All shares, options, warrants and per share amounts in the condensed financial statements have been retroactively adjusted to reflect this stock split.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $10.5 million for the year ended March 31, 2001. For the nine months ended December 31, 2001, the Company generated net income of $449,000; however the current economic slowdown, the downturn in the semiconductor sector and the Company's liquidity problems cause significant uncertainty over the Company's ability to operate profitably. In addition, the Company has an accumulated deficit of $77.5 million as of December 31, 2001. The Company has failed to make required payments under various debt agreements and capital lease obligations, and as a result is in default with respect to these agreements. A number of vendors and other parties have filed suit against the Company for non-payment, and the Company is delinquent on the remittance of federal and state payroll withholding taxes in the amount of approximately $841,000.

During the fiscal year ended March 31, 2001 and the nine months ended December 31, 2001, management actively negotiated with the Company's creditors. As a result of these negotiations, the Company was able to bring current, refinance or pay off certain of its debt and lease obligations using cash from sales of stock, convertible debentures and advances from Subba Mok. As of December 31, 2001, the Company remained in default on all capital lease obligations.

The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheets as of December 31, 2001 and March 31, 2001 because such creditors and lessors had the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

On May 10, 2001, the Company entered into a Memorandum of Understanding ("MOU") with Teamasia and Subba Mok to purchase 72% of the equity of the Company. The general terms of the MOU are as follows:

     - the due date of the $3.5 million convertible debenture held by Teamasia was extended to no earlier than May 2002;

     - the Company issued a warrant to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10;

     - the interest rate on the convertible debenture was raised from 0% to prime;

     - The Company sold to Subba Mok 5,208,170 shares of common stock representing 72% of the Company's fully diluted equity for $6.0 million. As of December 31, 2001, all $6.0 million from Subba Mok had been received either in cash or by payments for operating expenses made by the investor on the Company's behalf.

     Certain events have occurred which may have an impact on the Company's ability to continue as a going concern, including:

     In June 2001, International Rectifier Corporation (IR) notified the Company that it would be canceling future orders. Revenues from IR for the three months ended December 31, 2001 and nine months ended December 31, 2001 totaled $389,000 and $3.4 million, respectively.

     On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation resulted from defaults under both the CIT agreement and related forbearance letters. CIT declared all obligations due and payable as of July 11, 2001. All amounts due to CIT were repaid on August 13, 2001. The Company is actively seeking additional sources of financing.

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

The Company incurred net losses of $10.5 million for the year ended March 31, 2001 and generated a net income $449,000 for the nine months ended December 31, 2001. At December 31, 2001, the Company had stockholders' equity of $5.17 million. Management has put in place plans to reduce the cost of operating the business, improve the operating efficiency of the Company's manufacturing facility and obtain new customers. In addition, the Company is actively seeking additional capital, both debt and equity. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management's operating plans do not materialize or additional financing is not secured, this could significantly and adversely impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2 - REVENUE RECOGNITION

Component revenues are recognized as products are shipped, except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

During the year ended March 31, 2001, the Company entered into an agreement with a foundry customer whereby the Company agreed to sell wafers to the customer at a discount in exchange for certain equipment. The agreement required the Company to sell wafers to the customer such that the cumulative discount equaled the cost of the equipment of approximately $1.15 million, at which time the title of the equipment transferred to the Company. At the onset of the agreement the Company recorded the equipment and corresponding liability representing the value of the equipment. Prior to March 31, 2001, the customer cancelled its order, and under the terms of the agreement, was required to pay the Company for the completed work-in-process on the wafers. At March 31, 2001, the Company wrote down the value of the work-in-process inventory to approximately $177,000, management's best estimate at the time of the market value of the inventory.

During the quarter ended December 31, 2001, the Company reached a settlement with the customer. The settlement required the customer to purchase the work-in-process inventory for approximately $1.0 million. The settlement also required the Company to pay $150,000 to the customer to satisfy the remaining obligation for the equipment. As a result, during the quarter ended December 31, 2001, approximately $1.0 million was recognized by the Company as revenue. The Company paid the customer $75,000 and has recorded the remaining $75,000 as other liabilities.

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at December 31, 2001 and March 31, 2001.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Inventories consist of the following (in thousands):

                                          DECEMBER 31,        MARCH 31,
                                              2001              2001
                                             ------            ------
                  Raw materials              $  366            $  848
                  Work-in-process             4,314             4,490
                  Finished goods              2,455             2,124
                                             ------            ------
                                             $7,135            $7,462
                                             ------            ------

During the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of measures taken to reduce the costs and improve the efficiency of the manufacturing process, as a result of the steep decline in the semiconductor market. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrication facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, overhead absorption is higher than it would have been using the prior estimate of production capacity.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are amortized and depreciated using the straight-line method over the shorter of the period of the lease for leasehold improvements or the estimated useful lives of the assets. The estimated useful life of equipment is five years.

NOTE 6 - FEDERAL AND STATE WITHHOLDING TAXES

The Company is delinquent on the remittance of federal and state payroll withholding taxes in the amounts of $841,000. The Company is currently negotiating a repayment plan with the taxing authorities. Additionally, the Company is subject to various penalties and interest in connection with the delinquent payments. The Company estimates that these penalties and interest will be in the range of $138,000 to $280,000, and therefore, in accordance with SFAS No. 5 "Accounting for Contingencies," has accrued $138,000 in the consolidated statement of operations.

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

Options to purchase 312,476 and 231,590 shares of common stock were outstanding at December 31, 2001 and December 24, 2000, respectively, but do not impact diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during those periods. Warrants to purchase 381,545 shares of common stock were outstanding at December 31, 2001. Of these, 61,745 warrants are anti-dilutive and are excluded from the diluted earnings per share calculation. Of the remaining warrants, 138,247 have been considered in computation of diluted earnings per share based on the treasury stock method weighted for the period outstanding for the nine months ending December 31, 2001.

NOTE 8 - LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. As of December 31, 2001, lease payments totaling $2,010,000 owed by the Company are past due.

The Company leases its San Jose facility under a non-cancelable operating lease which will expire in December 2006. The lease requires the Company to pay tax, insurance and maintenance expenses. Rental expense is recorded using the straight-line method. As of December 31, 2001, amounts totaling $197,300 owed under this lease agreement are past due.

NOTE 9 - RELATED PARTY TRANSACTIONS

Two members of the Board of Directors own approximately 22% of Teamasia. The same two members of the Board of Directors own 66% of Subba Mok.

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing with the Company's quarter ended December 26, 1999. This agreement further stipulated that Teamasia's purchase commitments are not to be less than 25% of the Company's installed capacity for the quarters ended March 26, June 25 and December 24, 2000. Teamasia was not able to meet the minimum purchase commitment to satisfy this obligation. Teamasia agreed to allow the Company to manufacture and sell certain discrete products owned by Teamasia. Revenue from these discrete products for the three months ended December 31,2001 was $398,000.

Transactions and balances with Teamasia are as follows (in thousands):


                                                              DECEMBER 31,      DECEMBER 24,
                                                                  2001              2000
                                                                 ------            ------
                  Revenue for the three months  ended            $  --            $  377
                  Revenue for the nine months ended              $  --            $1,189

                                                                    DECEMBER 31,        MARCH 31,
                                                                        2001              2001
                                                                       ------            ------
                  Accounts receivable                                  $  438            $  720
                  Accounts payable                                     $   --            $1,253
                  Convertible debenture, net of discount of
                    $582 as of December 31, 2001                       $2,918            $3,500

Transactions and balances with Subba Mok are as follows ( in thousands):

                                                                                          DECEMBER 31,      DECEMBER 24,
                                                                                              2001              2000
                                                                                             ------            ------
                 Expenses paid by Subba Mok on the Company's behalf for
                  the three months ended                                                      2,972                --
                  Expenses paid by Subba Mok on the Company's behalf for the nine
                  months ended                                                                2,972                --
                  Advances due to investors                                                  $  675            $   --

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

     - the Company agreed to issue a warrant to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10;

     -    the interest rate was raised to prime; and

     - the convertible debentures are convertible into common stock, at Teamasia's option, at a conversion ratio equal to $3.45 per share.

Under the MOU, the Company is required to issue warrants once the $6.0 million had been received. As of December 31, 2001, a total of $6.0 million had been received, however, warrants are pending to be issued. Because the terms of the warrants were fixed at the time the MOU was executed, the issuance of the warrants was recorded at that time. The convertible debentures and warrants have been recorded based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: 221% volatility; zero dividends; 6.4% risk free interest rate; and 3-year term.

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

The Company recorded this transaction as follows:

                  Convertible debentures                $   1,867,000
                  Warrants                                    821,000
                  Beneficial conversion feature               812,000
                                                        -------------
                                                        $   3,500,000
                                                        -------------

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debentures and is being amortized into interest expense over 12 months. During the three months and nine months ended December 31, 2001, $412,000, and $1,052,000 was amortized into interest expense, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is currently reviewing the impact of adopting SFAS 143 on the Company.

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management is currently reviewing the impact of adopting SFAS 144 on the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

The following table sets forth, as a percentage of net revenues, certain statement of operations data for the periods indicated.

                                                            THREE MONTHS ENDED
                                                        DECEMBER     DECEMBER 24,
                                                        31, 2001        2000
                                                        -------      ---------
        Total revenues                                   100.0%       100.0%
        Cost of revenue                                   43.8         93.5
                                                         -----        -----
              Gross margin                                56.2          6.5
        Operating expenses:
              Research and development                     4.5          4.9
              Selling, general and administrative         53.0          6.3
                                                         -----        -----
        Operating income (loss)                           (1.3)        (4.6)
        Interest expense                                  (2.9)        (7.3)
        Amortization of debt discount                     (7.6)        --
        Other income, net                                 12.1         --
                                                         -----        -----
        Net income (loss)                                  0.3%       (11.9)%
                                                         -----        -----

During the quarter ended December 31, 2001, the Company generated net revenues of $5.45 million compared to $9.3 million for the same period of the prior year. The decrease in net revenues was due to decreased demand for the Company's foundry and power management products. The decreased demand for the Company's products reflects the industry wide slow down in demand for semiconductor products. Foundry product sales accounted for 65% of net revenues in the quarter ended December 31, 2001 and power management product sales accounted for 35% of net revenues in the quarter ended December 31, 2001. The sale of standard products are slowly increasing as percentage of the sales and we expect the trend to continue in the near future.

For the three months ended December 31, 2001, the Company's largest customers were Linfinity Microelectronics, National Semiconductor and International Rectifier, which accounted for approximately 31%, 17% and 7% of net revenues and 3%, 0%, and 7% of net accounts receivable at December 31, 2001, respectively. Revenues from National Semiconductor resulted from the one time sale of work-in-process inventory. The Company expects no revenue from National Semiconductor in the near future.

COST OF REVENUES. Cost of revenues in the three months ended December 31, 2001 was $2.4 million, representing 43.8% of net revenues compared to $9.5 million, representing 93.5% of net revenues for the same quarter in the prior fiscal year. The decrease in cost of revenues as a percentage of revenues is a result of several actions taken by the Company, including:

     - an aggressive program to reduce the costs and improve the efficiency of the manufacturing process;

     - a reduction in force, reducing headcount from 201 on March 31, 2001 to 90 on December 31, 2001; and

     - negotiations with vendors to reduce costs of raw materials and supplies.

The reduction in cost of revenues also includes the favorable effect of one time sale of work-in-process inventory to National Semiconductor. Excluding this transaction, the gross profit margin for the quarter ended December 31, 2001 would have been 50%.

During the quarter ended June 30, 2001, the Company re-evaluated the practical production capacity of its fabrication facility in light of the actions described above, as a result of the steep decline in the semiconductor market. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrication facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, overhead absorption is higher than it would have been using the prior estimated production capacity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $247,000 (4.5% of revenues) in the quarter ended December 31, 2001 compared to $495,000 (4.9% of revenues) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenues are included in cost of revenues. The reduction in research and development expenses is a result of cost control measures put in place. The Company believes that research and development expenses in absolute dollars will increase from current levels as it invests in the development, design and introduction of standard product, at the appropriate time, this may include an increase in staffing and related personnel compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.9 million (53.0% of revenues) in the quarter ended December 31, 2001, up from $ 637,000 (6.3% of revenues) in the same quarter of the prior year. The increase in selling, general and administrative expenses is due to increased sales and marketing, travel expenses and professional fees.

INTEREST EXPENSE. Interest expense was $160,000 for the quarter ended December 31, 2001, a decrease of $578,000 over the corresponding period in the prior year. The decrease in expenses is due to the pay off of the Company's operating line of credit in the quarter ended September 20,2001.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.633 million, is reflected as a discount on the subordinated debenture and is being amortized over the term of the subordinated debenture which is one year. For the three months ended December 31, 2001, a non-cash charge of $412,000, representing the amortization of the discount associated with the warrant and beneficial conversion feature, was recorded by the Company.

OTHER INCOME, NET. During the three months ended December 31, 2001, the Company sold fully depreciated equipment and realized a gain totaling $578,000. Additionally, the Company realized a gain of $83,000 on the settlement of liabilities

NET INCOME (LOSS). The Company generated net income of $17,000 for the three months ended December 31, 2001, representing no earnings per share for either basic or diluted compared to a net loss of $1.2 million in the quarter ended December 24, 2000, or $.68 per share (both basic and diluted). Management has taken a number of actions that are designed to enable the Company to achieve profitable results at much lower revenue levels. Scaled down operations, cost control and improvements in its manufacturing efficiency are the major drivers of the Company's return to profitability.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001

The following table sets forth certain items from the Company's condensed statements of operations as a percentage of net revenues for the periods indicated.

                                                                 NINE MONTHS ENDED
                                                            DECEMBER     DECEMBER 24,
                                                            31, 2001       2000
                                                            ---------    ----------
         Total revenues                                       100.0%       100.0%
         Cost of revenue                                       53.1         95.8
                                                             ------        -----
               Gross margin                                    46.9          4.1
         Operating expenses:
               Research and development                         7.0          9.4
               Selling, general and administrative             33.4         11.4
                                                             ------        -----
         Income (loss) from operations                          6.5        (16.7)
         Interest expense, net                                 (2.9)        (3.9)
         Amortization of debt discount                         (5.4)          --
         Other income, net                                      4.1           --
                                                             ------        -----
         Net income (loss)                                      2.3%     (11.0)%

NET REVENUES. Net revenues for the nine months ended December 31, 2001 decreased 25.2% to $19.6 million compared to $26.2 million for the same period of the prior year. The decrease in net revenues was principally due to decreased demand for the Company's products, which reflects the downturn in the semiconductor market. Foundry product sales decreased 19.0% and accounted for 72% of net revenues in the first nine months of fiscal 2002, versus 67% in the first nine months of fiscal 2001. Standard product and design engineering sales decreased by 25.0%.

For the nine months ended December 31, 2001, the Company's largest customers were Linfinity Microelectronics, National Semiconductor and International Rectifier which accounted for approximately 23%, 16% and 8% of net revenues and 3%, 0%, and 7% of net receivables at December 31, 2001, respectively.

COST OF REVENUES. Cost of revenues for the nine months ended December 31, 2001 was $10.4 million representing 53.1% of net revenues, compared to $25.1 million, representing 95.8% of net revenues for the same period of the prior fiscal year. Gross margins improved in the first nine months of fiscal year 2002 due to the cost cutting measures taken by the Company and the recognition of approximately $1.0 million in revenues from National Semiconductor in the quarter ended December 31, 2001 as a result of the settlement of a cancelled sales order.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.4 million (7.0% of revenues) in the nine months ended December 31, 2001 compared to $2.5 million (9.4% of revenues) in the corresponding period of the prior fiscal year. Cost of engineering resources associated with design revenue is included in cost of revenues. Management believes that research and development expenses in absolute dollars will increase from current levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6.5 million (33.4% of net revenues) in the nine months ended December 31, 2001 up from $3.0 million (11.4% of net revenues) in the same period of the prior year. The increase was primarily due to an increase in cost of sales and marketing expenses and sales administration, travel expenses and professional fees.

INTEREST EXPENSE. Interest expense was $566,000 for the nine months ended December 31, 2001, a decrease of $463,000 over the corresponding period in the prior year. The decrease reflects interest at the prime rate on the subordinated debenture, offset by a decline in the interest expense on the Company's operating line or credit that was paid off in August 2001.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.633 million, is reflected as a discount on the subordinated debentures and is being amortized over the term of the subordinated debentures, which is one year. For the nine months ended December 31,

2001, a non-cash charge of $1,052,000, representing the amortization of the discount associated with the warrant and beneficial conversion feature, was recorded by the Company.

OTHER INCOME, NET. During the nine months ended December 31, 2001, the Company sold fully depreciated equipment and recognized gains of $658,000. Additionally the Company recognized $140,000 in gains related to the settlement of liabilities.

NET INCOME (LOSS). The Company generated net income of $449,000 for the nine months ended December 31, 2001. This represents earnings per basic and diluted common share of $0.09. For the corresponding period of the prior year, the Company generated a net loss of $5.4 million or $3.64 per share. The net income for the nine months ended December 31, 2001 resulted from cost cutting measures taken by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $92,000 at December 31, 2001 compared to $41,000 at March 31, 2001. In general, the increase resulted from decreased sales, cost cutting measures and advance proceeds from sale of stock, offset by growth in accounts receivable and disbursements to vendors and creditors.

Cash used in operating activities for the nine months ended December 31, 2001 totaled $ 2.8 million. The Company received $3.27 million net cash from financing activities during the nine months ended December 31, 2001, including $675,000 net cash as an advance from Subba Mok. The Company received proceeds from the sale of equipment totaling $19,000 and used $421,000 in cash to purchase equipment.

On May 10, 2001, the Company entered into an agreement with Subba Mok whereby Subba Mok agreed to acquire 72% of the equity of the Company for $6.0 million. Of this amount, $2.5 million was received in June 2001, $3.4 million was received in July 2001 and the remaining $100,000 was received in the quarter ended December 31, 2001. The proceeds were used to pay down certain borrowings and past due obligations.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million loan facility. Included in the facility were secured term loans for up to $2.0 million for equipment purchases and a revolving credit facility that allowed the Company to borrow up to $7.5 million based on qualifying accounts receivable and inventory balances at 1.5% over prime. On July 10, 2001, the CIT Group gave notice of termination and acceleration and demand for repayment for the revolving credit facility, including the equipment term loans. All amounts due to CIT were repaid in August 2001. Management is actively negotiating with several lenders to replace the CIT Group revolving credit facility.

The Company has been unable to meet its obligations under debt agreements and certain of its capital lease obligations. These instances of non-payment put the Company in default of these agreements.

The Company is currently delinquent in payments for federal and state withholding taxes in the amount of $841,000. The Company is working out a payment plan with appropriate agencies to pay off the amount Additionally, a number of vendors and suppliers have filed suit against the Company for non-payment.

Management has been actively negotiating with the Company's creditors. As a result of these negotiations, and by using proceeds from sales of stock in June 2000 and convertible debentures in November and December 2000 to Teamasia totaling $7,430,000, as well as additional proceeds from Subba Mok in June and July 2001 totaling $6.0 million, the Company has been able to bring current, pay off, or refinance certain of its debt obligations. The Company continues to be in default on all capital lease obligations.

As of December 31, 2001, the Company's short-term portion of debt and capital lease obligations totaled $5.6 million, which is comprised of (i) $3.5 million of convertible debentures due in May 2002, net of a discount of $582,000, (ii) $2.0 million of capital lease obligations and (iii) $675,000 of other debt obligations. The capital lease obligations are comprised of five individual leases, all of which are past due.

As of December 31, 2001, the Company no had long-term capital lease obligations.

In May 2001, the Company entered into a MOU with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of $3.5 million of convertible debentures until May 2002. In addition, under the MOU, Subba Mok agreed to purchase stock representing 72% of the Company's fully diluted equity for $6.0 million, to be received in installments, the last of which was received in the quarter ended December 31, 2001.

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

The Company has minimal financial resources and its operating needs are funded principally from the collection of accounts receivable and from the sale of common stock and convertible debentures to Teamasia in fiscal year 2001 and the sale of common stock to Subba Mok in fiscal year 2002. The Company continues to focus on restructuring its operations to conserve cash.

Excluding the two previous quarters, the Company has reported operating losses and total negative cash flow from operating activities since the second quarter of fiscal 1997. Unless a trend of increasing revenue is achieved or the Company is able to sustain a lower break-even point, the Company may continue to report losses and negative cash flows in the future.

The Company sells its products to distributors and manufactures in Southeast Asia, which is currently experiencing an economic downturn. Sales in this region accounted for 25% of the Company's net revenues in fiscal year 2001 and approximately 30% for the nine months ended December 31, 2001. If the region is not able to overcome its economic problems, there is no assurance that the Company's results of operations will not be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant decrease in sales in the fourth quarter of fiscal year 2001, and the trend continued in the subsequent nine months ended December 31, 2001. The downturn in the semiconductor market is expected to continue for the foreseeable future and could compound the Company's liquidity issues.

In June 2001, International Rectifier Corporation (IR) notified the Company that it would be canceling future orders. Revenues for the year ended March 31, 2001 and three months and nine months ended December 31, 2001 totaled $9.3 million, $389,000 and $3.4 million respectively. The impact of this cancellation could have a significant negative impact on the results of operations of the Company. In subsequent quarters, although IR is expected to remain a customer, the Company expects the present level of revenue to continue in the near future.

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

New products and process technology require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

Part of the Company's future product development strategy included the acquisition of the product portfolio of Epic Semiconductor based in Phoenix, Arizona. Such products are based on the UARTs and MOSFET technologies. The Company currently believes that, if successful in manufacturing and marketing of such products, these products could enhance the revenue of the Company. However there can be no assurance that the manufacturing and marketing of these products can be successfully implemented in a timely manner. From time to time, the Company has experienced manufacturing difficulties due to equipment failures that have caused delivery delays and product returns. There can be no assurance that the Company will not experience manufacturing problems and product delays in the future as a result of, among other reasons, changes to the process technologies, equipment failure, or production scheduling issues. The Company depends on outside contract assembly vendors to test, assemble and package its products, and, any delays in product delivery, quality and assembly problems from these outside contract assembly companies could adversely affect the Company's operating results.

Although we are not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it may be possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted there under will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, mask-work rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

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

The Company has taken steps to complete a major upgrade to its manufacturing-execution software and hardware and currently is in the final stages of implementing financial application software and hardware. The Company expects that all upgrades to the financial system will be completed in the quarter ending March 31, 2002.

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

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory before we receive orders from our customers. Because of inaccuracies inherent in forecasting the demand for such products, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relationships; surpluses can result in larger than desired inventory levels. Our backlog consists of distributor and OEM customer orders required to be shipped within nine months following the order date. Customers may generally cancel or reschedule orders to purchase products without penalty. As a result, to reflect changes in their needs, customers frequently revise the quantities of our products to be delivered and their delivery schedules. Because backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes our orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that we authorize at the time of sale by the distributors.

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


We face risks associated with potential acquisitions, investments, strategic partnerships and other ventures, including whether any such transactions can be identified, completed and the other party integrated with our business on favorable terms. In the ordinary course of our business, we regularly engage in discussions and negotiations relating to potential investments, strategic partnerships and acquisitions. We may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise in the future. From time to time, we have had discussions and negotiations with a number of companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies. Some of those discussions also contemplate the other party making an investment in our company. We may not identify suitable acquisition, investment or strategic partnership candidates or, if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. In addition, the key personnel of an acquired company may decide not to work for us. If we make acquisitions, we could have difficulty integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses which could adversely affect our operating results. Subba Mok, our majority stockholder, has publicly announced its intention to explore opportunities for us and affiliates of Subba Mok, including Teamasia and its affiliates, to work together on transactions involving assets and/or business operations that Subba Mok and/or its affiliates own presently or may develop in the future, including, without limitation, opportunities to share and mutually benefit from production, design, quality control and other assets and/or business operations applicable to the semiconductor industry, including, without limitation, the combination of our operations with the operations of another company. The share ownership held by Subba Mok permits Subba Mok to significantly influence or control most of the corporate decisions involving our company.



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


 Item 2.  Changes in Securities and Use of Proceeds

On November 30, 2001, the Company completed the issuance of an aggregate of 5,482,000 shares of Common Stock to a group of investors, including Subba Mok, for an aggregate purchase price of $6.0 million. At the closing, the Company also (i) restructured the terms of $3.5 million of outstanding convertible debentures held by Teamasia and (ii) issued a warrant to purchase an aggregate of 319,800 shares of Common Stock to Teamasia at a per share exercise price of $1.10. The issuance of securities in this transaction was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2), Regulation D and/or Regulation S promulgated thereunder. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution there of and appropriate legends were affixed to the certificates issued in this transaction. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. The Company used the proceeds to repay the amount owed under its prior credit facility with The CIT Group and for working capital and general corporate purposes.


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

Item 6. Reports on Form 8-K.

Report on Form 8-K dated December 17,2001

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2002.                 IMP Inc.
                                             Registrant

                                         By:  /s/   Subbarao Pinamaneni
                                              ----------------------------
                                              Name:  Subbarao Pinamaneni
                                              Title: Chairman of the Board