Form 10-K
period 2002-03-31
IMP INC
filed 2002-07-16
CIK 812927

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-15858

IMP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2722142 (IRS Employer Identification No.)

2830 NORTH FIRST STREET
SAN JOSE, CALIFORNIA 95134
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (408) 432-9100

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

         Yes       No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Yes       No

         The aggregate market value of common stock held by non-affiliates of the Registrant, as of June 28, 2002 was approximately $1.3 million (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq SmallCap Market System on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On June 28, 2002, 7,772,375 shares of Common Stock, $0.01 par value, were outstanding.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Business” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Annual Report and the documents incorporated herein by reference, contain forward-looking statements that have been made pursuant to and in reliance on the provisions of the Private Securities Litigation Reform Act of 1995.

Statements regarding the Company’s business that are not historical facts are “forward-looking statements” that involve risks and uncertainties, including, but not limited to demand for the Company’s products, foundry utilization, the ability of the Company to develop new products, demand by end-users for the products produced by the Company’s customers, and the other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Words such as “anticipates,” “expects,” “intends,” “plan,” “believe,” “seeks,” “estimates,” and variations of such words and similar expressions relating to the future operations are intended to identify forward-looking statements.

All forward-looking statements are based on the Company’s current expectations, estimates, projections, beliefs and plans or objectives about its business and its industry. These statements are not guarantees of future performance and are subject to risk and uncertainty. Actual results may differ materially from those predicted or implied in any such forward-looking statement.

The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise. However, readers should carefully review future reports and documents that the Company files from time to time with the Securities and Exchange Commission, such as its quarterly reports on Form 10-Q (particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and any current reports on Form 8-K.

ITEM 1. BUSINESS

IMP Inc. (“IMP” or the “Company”) designs, manufactures and sells integrated circuit (IC) semiconductor devices, also known as microchips. The Company’s focus is on a specialized technology sector called the analog IC and mixed signal market. IMP sells its analog IC technology in two basic forms: (1) IMP manufactures IC wafers for other semiconductor vendors using IMP’s own and customer-developed processes which the Company refers to as “foundry services” and (2) IMP designs, manufactures and sells standard analog power-management ICs which the Company refers to as “standard products”. Foundry services have comprised the majority of IMP revenues for the last decade. Following a downturn in IMP’s historic lines of business in fiscal 1997, IMP decided to expand its activities into the market for standard products. IMP’s goal is to provide a broad portfolio of devices to manage the power supply needs of the portable, wireless and Internet-based systems that are driving today’s computer and communications revolution. The Company’s strategy builds on the historical strengths of IMP’s people, technology and manufacturing capabilities and is intended to serve a broad base of customers in a growing market opportunity.

IMP’s wafer production, design and research and development activities are located in San Jose, California. This facility is certified to meet the quality demands of the International Standards Organization specification number ISO 9001. IMP operates its own wafer fabrication plant in order to develop and control the specialized analog technologies that are essential for the design of products offering unique technical advantages to the customer.

IMP was founded as a California corporation in January 1981 under the name of International Microelectronic Products, and reincorporated in Delaware as International Microelectronic Products, Inc. in April 1987. The Company’s initial public stock offering was completed in 1987. In September 1993, the Company’s Certificate of Incorporation was amended to formally change the name of the Company to the commonly used abbreviation of IMP, Inc. IMP stock is traded on the Nasdaq SmallCap Market under the ticker symbol of “IMPXC”. IMP’s main offices are located at 2830 North First Street, San Jose, California 95134-2071. IMP can be contacted by telephone at 408-432-9100, by fax at 408-434-5904, and by e-mail at info@impinc.com.

BACKGROUND

IMP was founded to employ proprietary computer aided engineering software to provide fast-turnaround design and prototyping, as well as volume manufacturing services, for customer-designed application-specific IC (ASIC) devices. The Company was one of the first vendors to apply this design technology to complementary metal-oxide semiconductor (CMOS) processes. In the early 1980’s, in order to offer fast turnaround and low-

cost, companies, including IMP, had to build and operate their own wafer fabrication and testing facilities. The Company also used this capacity to provide wafer foundry services to semiconductor companies that did not own their own wafer fabrication factory or that needed additional capacity. IMP has delivered production wafers representing hundreds of millions of finished microchips to such customers as International Rectifier, Level One, Linfinity, Microsemi, Teamasia Semiconductors, and National Semiconductor.

During the 1980’s, IMP engineers created some of the industry’s first standard-cell-based analog and mixed signal designs. The Company applied this analog expertise to the first non-custom products sold under the IMP name in the early 1990s. These were application-specific devices, such as programmable filters, integrated read-channels, preamplifiers, and write drivers, for applications in disk drive and PC tape back-up mass-storage systems. Customers for these products included Hewlett-Packard, Iomega, Seagate Technology, and the 3M Corporation. In early fiscal year 1997, demand for IMP’s wafer foundry services and mass-storage products declined at the same time that significant additional foundry capacity was brought on-line throughout the world. As a result, the Company’s sales dropped significantly. Management took many actions to reduce costs, including canceling non-contributing products, freezing salaries, work force reduction and increasing the productivity of the remaining personnel.

In 1997, a new IMP management team made the decision to invest in the design of standard catalog analog products to help increase demand for its products. The specific choice of analog power-management ICs was determined by the capabilities of the existing equipment, by the skills of the research and development personnel and by the long-term growth opportunities forecast for these products. In addition to matching these capabilities, these products are sold to a broad base of users throughout the world and were expected to reduce IMP’s historical dependence on a limited base of customers. These analog products also had the potential to increase the profit that can be generated by each wafer.

THE ANALOG INTEGRATED CIRCUIT MARKET

Integrated circuits are either digital or analog devices based on their mode of operation. Circuits combining both analog and digital modes on the same chip are known as mixed-signal devices. Mixed-signal devices are frequently employed to translate information presented as an analog signal into digital information and vice versa.

Digital circuits generate a succession of high and low signal levels. Each level represents a one or a zero in binary arithmetic. Digital functions are most efficient at storing and processing signals inside a computer. Analog circuits process continuously varying signal levels that convey information about the value of some linear characteristic, such as the amplitude, phase, or frequency of voltage or current. The continuously varying signals may represent “real world” properties such as temperature, pressure, weight or speed.

The analog integrated circuit market comprises those devices having a purely analog operating mode, as well as mixed-signal devices having a high degree of analog content. Examples of analog devices include amplifiers, comparators, regulators and certain specialized functions used in power management applications. Mixed-signal devices falling into the analog category, include disk-drive read-channels, data communications interface and data conversion devices, such as analog-to-digital (ADC) and digital-to-analog converter (DAC) products. Mixed-signal chips with predominantly digital content, such as modems, PC audio, and graphics display functions are usually included in the market category of digital products.

From the 1960s through the 1980s, divisions of large semiconductor companies controlled the mainstream analog IC business. While these companies are still dominant in terms of unit shipments today, especially in the area of circuits for TV, radio and other consumer products, the analog IC market is also served by a large number of independent, specialized “high-performance” analog vendors. Some of these smaller vendors generate higher profit margins and market valuations than their much larger counterparts. According to World Semiconductor Trade Statistics (WSTS) data, in calendar year 2002, the worldwide analog IC revenue was approximately $20.0 billion out of total integrated circuit sales of $148 billion.

MARKETS AND APPLICATIONS

Digital signals are most efficient for manipulation of bits of data. Analog signals best represent the values of real world parameters outside of a computer. Analog components are therefore an essential element of every electronic system that must operate in a real world environment, from battery powered computers, mobile phones, pagers, hearing aids and hand-held instruments to desktop computers, servers and mainframes to industrial equipment, automobiles and avionics.

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

An established analog IC supplier may offer hundreds of different basic device types, in numerous package variations and operating ranges, representing thousands of part numbers serving many different end-market segments. Power management ICs control, distribute, generate, monitor and regulate the supply of voltage and current, and provide electrical and thermal protection to an electronic system. SIA’s 2001 report indicates an annual growth of 37% for analog IC suppliers in calendar year 2001. Analog ICs were projected by SIA to offer one of the most promising segments of the IC business because of their use in fast growing portable electronic systems.

IMP PRODUCTS AND SERVICES

Our revenues derive primarily from two types of activities:

1.	Wafer Foundry and Custom IC Manufacturing Services — This is the original base of IMP’s business and in fiscal 2002 generated more than 70% of our revenue. We process silicon wafers using our specialized analog BiCMOS, CMOS and DMOS technologies for other semiconductor companies that do not own their own factory or who need additional capacity. These customers usually design the products themselves.

Processed wafers are round silicon slices that contain hundreds or thousands of completed microchips ready to be separated and assembled into individual packages. This activity is commonly referred to as the “wafer foundry” business. A number of older IMP-designed and owned products for tape-based, mass-storage systems are today essentially custom circuits because each is sold to a single customer.

2.	Power Management ICs — These are new families of standard catalog microchips that improve the power consumption efficiency of a wide range of electronic systems. We focus our research and development activity on low-power and high-voltage features for handheld and portable battery-operated communication systems, such as pagers, cell phones, and electronic organizers. In addition to communications systems, power management products are used in just about every piece of electronic equipment being designed today. We introduced our first power management products in early fiscal 1999 and these products began to contribute to revenue in the third fiscal quarter of that year. In fiscal 2001, these products represented $6.1 million, or approximately 20%, and in fiscal 2002 represented $6.6 million, or approximately 28%,of our net revenues.

By following the approach outlined below, we are using our expertise in analog processing circuit design and high-volume production to establish IMP as a supplier of finished power-management ICs:

1.	Develop wafer-manufacturing processes that enable the production of advanced analog devices. Our current development activities are addressing a variety of BiCMOS, CMOS and DMOS technologies, ranging from 30 volts to several hundred volts in capability. We are using these technologies for our own products as well as offering them to potential new foundry customers.

2.	Complete a portfolio of industry-standard analog power-management IC products, based on the new processes described above. Using customer feedback from our first round portfolio of products, develop follow-on products to expand our offerings to meet continuously evolving customer requirements.

3.	Analog products require an extensive customer support “network” of application and systems engineers. In order to expedite the sales of our standard products while we develop our “network”, we intend to work with industry leading merchant analog semiconductor manufacturing companies to leverage our standard products through their sales and marketing channels.

4.	Our future standard product development is focused on differentiated and value-added products in cost, performance and service.

See “Research and Development” below for a list of new products introduced during fiscal 2002.

SALES, DISTRIBUTION AND MARKETING

The Company sells its products both directly to OEM customers, with the assistance of independent sales representatives, and indirectly through independent distributors.

In North America, during fiscal year 2002 and 2001 the Company worked with various sales representative firms and distribution companies in the United States, Canada and Southeast Asia. In some cases, these organizations promote products that compete with our products. In the fiscal years ended March 31, 2001 and 2002, sales through our North American distribution outlets accounted for less than 5% of net revenues. As we proceed with our transition to sales of more standard analog IC products, we expect that our sales through distribution firms will account for an increasing percentage of net revenue. As is customary in the industry, distributors are entitled to price rebates and product return privileges if the market outlook and the prices for our products change.

Our sales to customers in the United States, Asia and Europe accounted for 70%, 25% and 4% respectively, of our net revenues for fiscal year 2002, compared to 82%, 15%, and 3% respectively, of the Company’s net revenues for fiscal year 2001, and 81%, 8% and 11% respectively, of the Company’s net revenues for fiscal year 2000. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers. European currency issues are not material due to the Company’s minimal contact with European markets.

In fiscal year 2002, our largest customers were Linfinity Microelectronics, International Rectifier and National Semiconductor, which accounted for approximately 26%, 17%, and 7%, of net revenues, respectively. In fiscal year 2001, International Rectifier, Linfinity Microelectronics and National Semiconductor accounted for 30%, 11%, 15%, respectively, of net revenue. In fiscal 2000, International Rectifier, Level One, CMS (a subsidiary of Hewlett Packard) and Linfinity Microelectronics accounted for approximately 22%, 11%, 12% and 10% of net revenues, respectively.

Outside North America, we sell our products through various channels, including independent sales representative, distributor, and stocking representative/distributor firms. These companies may buy and stock our products for resale or may act as our agent in arranging for direct sales from our factory to a customer.

Our international sales are primarily denominated in U.S. currency. As a result, changes in exchange rates that strengthen the U.S. dollar can increase the price in local currency of our products in foreign markets and make the Company’s products relatively more expensive than those of local manufacturers. This could lead to a reduction in our sales or our profitability in those foreign markets. We have not taken any measures, such as hedging currencies, to protect us against possible changes in exchange rates. We do not expect the Euro trends or issues to have a material effect on our revenues during fiscal 2003.

Our export sales are subject to some governmental restrictions, including regulations contained in the Export Administration Act of 1979 and the Export Administration Amendments Act of 1985. However, we have not experienced any material difficulties to date because of these restrictions.

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory in advance of receiving orders from our customers. As a consequence of inaccuracies inherent in forecasting demand for such products, inventory imbalances periodically occur that result in surplus amounts for some of our products and shortages of others. Such shortages can adversely affect our relationships with our customers. Surpluses can result in larger than desired inventory levels.

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

RESEARCH AND DEVELOPMENT

The Company’s ability to compete depends, in part, upon its continued introduction of technologically innovative products on a timely basis and expansion of the current portfolio of existing standard products. Meanwhile, we have additional first generation standard products in the final stages of development. Because it generally takes between six months and two years to create a new standard product, it will take some time for products meeting our Product Competency standard to be introduced.

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

As of March 31, 2002, we had nine people engaged in research and development. Our research and development efforts are dependent upon attracting and retaining qualified analog process, design, product engineering, test and applications engineers, of which there is a limited supply. We also use independent contractors for certain research and development projects.

In fiscal years 2002, 2001 and 2000, we spent approximately $1.7 million, $3.4 million and $4.7 million respectively, on research and development. We expect to continue to invest funds in research and development activities.

Our research and development programs are currently focused on the development of new power management analog IC products and enhancing and expanding our portfolio of CMOS and BiCMOS processes with the greatest amount of resources concentrated in the area of IC product development.

During fiscal year 2002 we introduced the following new products to the market:

1.	IMP2014, IMP2015, IMP2185 LDO(Low-Drop-Out) Voltage Regulators.

A family of high performance, fixed output voltage BiCMOS low dropout regulators for battery powered applications such as cell phones and pagers. A power saving shutdown mode extends system battery life by reducing quiescent current.

2.	IMP2054, IMP2055, IMP2186 LDO family.

Similar performance to the IMP2014,2015 and 2185 family, but featuring an out-of-regulation error flag output.

3.	IMP2070, IMP2071, IMP2187 LDO family.

A family of adjustable output voltage, BiCMOS, low dropout regulators. They feature super low dropout-voltage performance for battery operated systems.

4.	IMP38HC42, IMPHC43, IMPHC44, IMPHC45 Current-Mode PWM Controllers.

These current-mode PWM controllers are designed in an advanced BiCMOS process to realize very high efficiency power supplies such as required for telecommunication applications and green PCs.

5.	IMP6303 microprocessor supervisor.

A power supply monitor and microprocessor reset generator designed for the high volume DVD market. IMP has a broad supervisor product family.

6.	IMP522 Dual EL (Electroluminescent Lamp) Driver circuit.

This is an advanced dual EL panel driver circuit for application in low noise back-light applications such as dual display cellular telephones. It features a 220 Volt peak-to-peak lamp drive capability for high brightness displays.

7.	PULSE WIDTH MODULATION (PWM) CONTROLLER integrated circuits for Switch Mode Power Supply (SMPS) and DC-to-DC converter manufactures. Notable among the improvements of the BiCMOS IMP38H4X devices are zero cross-conduction/shoot-through current, reduced start-up and operating current, improved under voltage lockout and lower current-sense delay times. All improvements increase efficiency or improve system reliability.

8.	MICROPROCESSOR SUPERVISORY integrated circuits with user selectable watchdog timeout period and selectable threshold level. The IMP 1232LP microprocessor supervisors monitor the processor 5-volt power supply and through a watchdog timer will restart a “hung-up” microprocessor. In addition, compared to competitive offering from Dallas Semiconductor, Linear Technology and Maxim Integrated Products, the IMP1232LP power consumption is lower by at least 40 percent.

9.	DUAL ELECTRO LUMINESCENT LAMP DRIVER integrated circuit. Extend from the success of the IMP528 Electro-luminance Lamp Driver, IMP522 provides the driver capability for two lamps with a small 10-pin MSOP package. IMP522 delivers output drive capability of 220 Vpp, highest in the industry.

10.	UART, DUART, VME CONTROLLER AND TVS DIODE NETWORKS were added to the IMP product portfolio. These products were acquisitions from EPIC Semiconductor, Inc.

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

The principal competitive factors in the silicon foundry market include service, price, manufacturing capability, quality and manufacturing cycle time. We believe that our competitive strengths arise from our experience in manufacturing specialized CMOS and BiCMOS analog and high-voltage process technologies. There can be no assurance that we will be able to compete successfully in the future.

The market for analog ICs is also intensely competitive with the competitive pressures expected to increase. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer and communication standards, quality and customer support. With respect to application-specific mass-storage products such as read channels, our principal competitor is Texas Instruments. With respect to application-specific data communications devices such as SCSI termination devices, our principal competitors are Maxim Integrated Products, Microsemi Microelectronics and Unitrode, a division of Texas Instruments. We plan to continue to supply our mass-storage and SCSI devices as long as a viable market remains for them. However we are not currently developing any new products based on these technologies. In the focus area of power management products, because the markets are diverse and highly fragmented, we encounter different competitors on different products. Our principal competitors include Micrel, Supertex, Sipex, Microchip, Linear Technology and Maxim Integrated Products. Other competitors include Analog Devices Inc., Linfinity Microelectronics, Motorola, National Semiconductor Corporation, Texas Instruments, and certain European and Asian manufacturers.

In addition, we have licensed technology from and to parties, which have, in certain cases, the right to use the technology to develop products competitive with ours.

Our principal competitors and many of our potential competitors have substantially greater technical, manufacturing, financial and marketing resources than we have. We also face competition from smaller highly-focused companies, although not all such companies have internal wafer manufacturing capability. Due to the increasing demands for analog circuits, we expect intensified competition from existing suppliers and from the entry of new competitors. Increased competition could adversely affect our financial condition or results of operations.

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

Because of technological developments in the semiconductor industry, it is possible that certain of our designs or processes may involve infringement of existing patents or patents that have not yet been issued. From time to time, other companies and individuals have advised us that some of our products and technologies may violate their patent rights, mask work rights, copyrights or trademark rights. We have signed agreements with two such parties to allow us to use their patents in exchange for royalty payments.

In fiscal year 2000, Lemelson Medical Foundation filed a claim against us and 87 other Semiconductor companies regarding alleged patent violations. In December 2000, we settled all claims with the Lemelson Medical Foundation for $150,000 to be paid in three equal annual installments, the last of which is due in December 2002, in exchange for certain licensing rights. We paid the initial installment and subsequent to March 31, 2002, issued an aggregate of 67,917 shares of common stock to the Lemelson Medical Foundation in lieu of paying the second. We have acquired software and licenses to software from a number of software companies, primarily for computer-aided design of our integrated circuits.

We attempt to protect our trade secrets and other proprietary information through proprietary information and invention agreements with our employees, and non-disclosure agreements with appropriate customers and suppliers. The non-disclosure agreements generally have terms ranging from one to five years and may cover technical, financial, operational, sales or marketing information. Depending upon the circumstances, either mutual or one-way non-disclosures are covered by these agreements. Although we plan to protect our rights vigorously, there can be no assurance that our measures will be successful.

MANUFACTURING

During fiscal 2002, all of the wafers we shipped directly or that were assembled as finished products were manufactured in our San Jose, California facility. This wafer manufacturing facility with full staffing has the capacity to produce up to 15,000 five-inch wafers per month. During the fiscal year 2002, due to the reduction in staffing, the Company revaluated the capacity of the company’s fabrication facility. Management estimates the current capacity to be approximately 1200 wafers per week. The maximum practical number of wafers may be less, or more, than this estimate at any specific time due to the number of masking levels or other critical process steps demanded by the current product mix. We believe that our in-house wafer fabrication facility provides us with the ability to produce competitive products because it allows close collaboration between our design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs, and accelerates product introduction schedules.

During periods of low demand, the high fixed costs associated with our wafer fabrication factory have had a serious negative impact on our ability to run a profitable operation. For example, during the first half of fiscal year 1999, and all of fiscal years 2000 and 2001, our operating results were negatively impacted due to low utilization of the factory. During some of this time, we operated the factory at less than 50% of capacity. However management has made several adjustments to operations designed to lower costs to be profitable at lower utilization of the fabrication facility.

Because of the unique nature of our manufacturing processes, it would be difficult for us to arrange for independent suppliers to make wafers for us in a short period of time. If a fire, natural disaster, utility interruption or any other event prevents us from operating the factory for more than a few days, our revenue and financial condition could be severely impacted. We believe that we have sufficient manufacturing capacity to meet our near term plans although prolonged problems with any specific piece of equipment could cause us to miss our goals. At periods of peak demand in the past, we have subcontracted some production to outside foundries. If this situation arises again there are a number of foundries which, given appropriate lead times, could meet some of our needs. However, we cannot guarantee that we will be able to meet our customers required delivery schedules.

We use subcontractors for a number of very specialized processing steps where our volume is not sufficient to justify purchasing and operating the equipment ourselves. One example is growing special epitaxial layers of silicon on our wafers. We purchase most of our raw materials, including silicon wafers, on a purchase order basis from a limited number of vendors. If our subcontractors or our vendors are unable to provide these services or materials in the future, our relationships with our customers could be seriously affected and our revenues and financial condition could be severely damaged.

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

EXECUTIVE OFFICERS OF THE COMPANY

The current executive officers of the Company as of June 30, 2002 were:

NAME	AGE	POSITION

Subbarao Pinamaneni	48	Interim President, CEO and Director

Tarsaim Batra	63	COO and Chief Financial Officer

Moiz B. Khambaty	67	Vice President, Technology

Subbarao Pinamaneni, Chairman, has over 20 years of experience in the semiconductor industry. He has worked for major semiconductor companies, including National Semiconductor and Altera Semiconductors, in the United States and Asia. His responsibilities have included managing packaging and testing operations. Mr. Pinamaneni serves as Managing member of Subba Mok LLC, a Delaware limited liability company and the majority stockholder of IMP, Inc. Mr. Pinamaneni is the nominee to the Company’s Board of Directors of Teamasia, pursuant to the provisions of Stock purchase Agreement. He became the chairman of the Board in August 2000. He was appointed CEO in August 2002.

Dr. Tarsaim Batra joined the Company in November 1994 as a yield improvement consultant. In May 1995, he was promoted to Manager, Operations Research. In November 1996, he was promoted to Director of Manufacturing, and in February 1997 he was promoted to Vice President, Manufacturing. In November 1999, he was promoted to Chief Operating Officer. Prior to joining IMP, Dr. Batra’s thirty-eight year career in the semiconductor industry encompassed various manufacturing, engineering and research positions. He was General Manager, Semiconductor Division of California Micro Devices from 1989 to 1994. In February 2002, he was further assigned additional responsibilities of Chief Financial Officer.

Dr. Moiz Khambaty joined the Company in November 1981 as Manager of Technology Development. In October 1983, he was promoted to Director, Technology Development, and in April 1984 to Vice President, Technology. From 1978 to 1981 Dr. Khambaty was a Sr. Staff Scientist with Gould Electronics (AMI, Inc.). From 1956 to 1978 he was employed in various engineering and managerial positions with Siemens, Fairchild, Honeywell and the Atomic Energy Establishment of the Government of India.

Officers are elected by and serve at the discretion of the Board of Directors.

EMPLOYEES

As of March 31, 2002, IMP employed approximately 78 people, including approximately 50 in manufacturing, 9 in research and development and 19 in administrative, financial, sales and marketing and management positions.

None of our employees are represented by a union, nor have we ever experienced any work stoppage through employee initiated actions. We believe that our employee relations are good.

Our ability to attract and retain qualified personnel is essential to our future success. The number of skilled analog designers and other specialized engineers and technicians, qualified to meet the demands of IMP’s business is particularly limited, and competition for these people is intense. Our strategy also requires the hiring or training of middle and upper-level managers. Our ability to attract and retain qualified personnel has been adversely affected by the performance of our stock in recent periods. If we are unable to hire, retain, and motivate enough qualified technical and management people, our operations and financial results will be adversely affected.

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

ITEM 2. PROPERTIES

All of the Company’s activities, including manufacturing, design, sales and marketing and process technology research and development activities, are located in a 69,000 square foot building in San Jose, California leased under agreements expiring in fiscal 2006. The Company believes that its current facilities are adequate to meet its current requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation in the ordinary course of our business.

In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the Company’s financial condition or results of operations. Although management currently believes that the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since April 7, 1999, the common stock of the Company has traded on the Nasdaq SmallCap Market under the symbol “IMPX”. The Company has obtained a conditional listing known as an exception from Nasdaq, and the letter “C” has been temporarily appended to the Company’s symbol. The following table sets forth the high and low last reported sales price for the Common Stock as reported by the Nasdaq National Market. All share price figures reflect the 1-for-10 reverse split that occurred during fiscal year 1999 and 1-for-5 reverse split that occurred in fiscal year 2002.

	FISCAL YEAR ENDED MARCH 31, 2002		FISCAL YEAR ENDED MARCH 31, 2001

	HIGH	LOW	HIGH	LOW

First Quarter	$5.00	$1.90	$24.40	$10.30

Second Quarter	$2.40	$0.30	$17.50	$6.90

Third Quarter	$1.36	$0.26	$8.75	$2.35

Fourth Quarter	$1.01	$0.35	$11.90	$2.05

The Company intends to retain any future earnings for the use in its business and, accordingly, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

As of March 31, 2002, there were approximately 203 shareholders of record (not including beneficial holders of stock held in street name) of the Company’s Common Stock.

On May 10, 2001 the Company entered in to an agreement with Subba Mok LLC, a limited liability company headquartered in the United States of America, owned by new Investor group, whereby Subba Mok LLC acquired 72% of the equity of the Company on a fully diluted basis for $6.0 million.

ITEM 6. SELECTED FINANCIAL DATA

	FISCAL YEAR ENDED(1)

	MARCH 31,	MARCH 31,	MARCH 26,	MARCH 28,	MARCH 29,
	2002	2001	2000	1999	1998

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

Net revenues	$23,417	$31,520	$34,837	$33,391	$40,420

Net income or loss	131	(10,487)	(3,601)	(7,919)	(3,799)

Basic and diluted net income (loss) per share(2)	0.03	(6.54)	(5.00)	(13.65)	(6.75)

Balance Sheet Data:

Total assets	17,660	18,825	18,391	25,961	31,949

Long term obligations excluding current portion	-0-	4,260	857	2,942	6,173

Stockholders’ equity (deficit)	$4,899	$(2,915)	$3,483	$4,985	$10,598

(1)	In 2001, the Company changed its fiscal year end to March 31. Prior to 2001, the Company’s fiscal year ended on the Sunday nearest March 31. Fiscal years 2000, 1999, 1998, and 1997 each consisted of 52 weeks, and fiscal year 2001 consisted of 53 weeks.

(2)	See Note 1 of Notes to Financial Statements for an explanation of the computation of net loss per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below in this section under the sub-heading “Factors Affecting Future Results.”

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended

	March 31, 2002	March 31, 2001	March 26, 2000

Total revenues	100.0%	100.0%	100.0%

Cost of revenue	66.4	105.1	81.1

Gross profit (loss)	33.6	(5.1)	18.9

Operating expenses:

R&D/Design	7.2	10.9	13.5

Selling, general and administrative	23.9	14.7	12.5

Gain on disposal of fixed assets	(4.4)	(0.3)	—

Operating profit or loss	6.9	(30.4)	(7.1)

Other expense, net	(6.3)	(2.9)	(3.2)

Net profit (loss)	0.6%	(33.3)%	(10.3)%

Net Revenues. Net revenues in fiscal year 2002 decreased 26% to $23.4 million, from $31.5 million in fiscal year 2001. Net revenues in fiscal year 2001 decreased 9% to $31.5 million from $34.8 million in fiscal year 2000. Foundry product sales accounted for 73% of net revenues in fiscal year 2002, 80% in fiscal year 2001, and 69% in fiscal year 2000. The Company is attempting to shift additional resources from foundry product sales to sales of the Company’s standard products.

The decrease in net revenues of foundry and standard products from fiscal year 2001 to fiscal year 2002 is primarily the result of general economic slowdown, weak business conditions and declining sales prices. Revenue decreased as a result of discontinued orders of foundry products from certain customers.

Our sales to customers in the United States, Asia and Europe accounted for 70%, 25%, and 4%, respectively, of our net revenues for fiscal year 2002, compared to 82%, 15% and 3%, respectively, of the Company’s net revenues for fiscal year 2001, and 81%, 8% and 11%, respectively, of the Company’s net revenues for fiscal year 2000. Our standard products are sold throughout the world, while our custom and foundry products are sold primarily to North American customers. In fiscal year 2002, our largest customers were Linfinity Microelectronics, International Rectifier and National Semiconductor, which accounted for approximately 26%,17% and 7%, of net revenues, respectively. No other customer accounted for more than 10% of net revenues during fiscal year 2002. In fiscal year 2001, IMP’s largest customers were International Rectifier, with 30% of net revenues, Linfinity Microelectronics with 11% of net revenues and National Semiconductor with 14% of net revenues.

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

Cost of revenues. Cost of revenues as a percentage of net revenues was 66% in fiscal year 2002 compared to 105% in fiscal year 2001 and 81% in fiscal 2000. The reduction in cost of revenue is primarily due to the Company’s (i) focus on cost reduction and improved efficiency of the manufacturing process, (ii) significant reduction in headcount from approximately 200 on March 31, 2001 to approximately 80 at March 31, 2002 and (iii)shift to business with higher margins. Further, at March 31, 2001 (the prior year end), the Company recorded significant reserves against inventory due to the accumulation of slow moving inventory and the cancellation by a customer of a significant order. The Company has disposed of substantially all of this slow moving inventory during fiscal 2002 and is monitoring more closely its inventory levels to reduce to some extent the risk of accumulating slow moving inventory. The increase in cost of revenues as a percentage of net revenues in fiscal year 2001 compared to fiscal year 2000 was due to lower factory utilization, selling price erosion and product mix changes on standard products.

Research and Development Expenses. Research and development expenses in fiscal year 2002 were $1.7 million, compared to $3.4 million in fiscal year 2001, and $4.7 million in fiscal year 2000. The decrease from fiscal year 2001 to fiscal year 2002 was due to cost reduction efforts, lower personnel-related costs, and to a lesser extent, lower depreciation. The decrease from fiscal year 2000 to fiscal year 2001 was primarily due to cost reduction efforts, including a reduction-in-force.

Selling, General and Administrative Expenses. Selling, general and administrative expense in fiscal year 2002 was $5.6 million, compared to $4.6 million in fiscal year 2001, and $4.4 million in fiscal year 2000. The increase in selling, general and administrative expense in fiscal 2002 primarily reflects higher professional fees (accounting) and higher expenses related to the expansion of the Company’s sales and marketing efforts.

Interest Expense. Interest expense in fiscal year 2002 decreased by $567,000, or 44%, from fiscal year 2001 amounts. This decrease was primarily due to lower average outstanding balances. Interest expense increased from fiscal year 2000 to fiscal year 2001 by $173,000, or 16%, primarily due to penalties and higher outstanding balances.

Amortization of Debt Discount. During the year, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.633 million, is reflected as a discount on the subordinated debentures and is being amortized over the term of the subordinated debenture which is one year. For the fiscal year 2002, a non-cash charge representing the amortization of the discount associated with the warrant and the beneficial conversion feature, was recorded by the Company.

Other Income. Other income includes interest income earned on cash and cash equivalents and other miscellaneous items. Other income of $0.6 million includes income on the settlement of obligations at amounts less than carrying value. Included in other revenue in fiscal year 2001 is approximately $450,000 of previously accrued royalty obligations that were forgiven.

Net Income. The Company had a net income of $131,000, or $0.03 per share, for the fiscal year 2002, as compared to a net loss of $10.5 million in fiscal year 2001, or $6.55 per share, and a loss of $3.6 million in fiscal year 2000, or $5.00 per share. The fiscal years 2001 and 2000 net losses were primarily attributable to low factory utilization due to fluctuating market conditions, low product yield and higher expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $31,000 from $41,000 at March 31, 2001.

Cash and cash equivalents used by operating activities in fiscal year 2002 were $1.2 million, compared to cash and cash equivalents used by operating activities in fiscal 2001 of $2.8 million and cash and cash equivalents provided by operating activities in fiscal year 2000 of $1.5 million.

Cash and cash equivalents used in by investing activities in fiscal year 2002 were $0.4 million, compared to cash and cash equivalents used in investing activities of $1.5 million in fiscal year 2001 and $1.4 million in fiscal year 2000.

Cash and cash equivalents provided by financing activities were $1.6 million in fiscal year 2002, compared to cash and cash equivalents provided by financing activities of approximately $4.1 million in fiscal year 2001 and cash and cash equivalents used in financing activities of $1.5 million in fiscal 2000.

As discussed more fully below, the Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of March 31, 2002, the Company has a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In fiscal year 2002, the Company adjusted (offset) receivables of $0.4 million due from the holder of the convertible debentures against the convertible debentures and repaid $20,000 towards purchase of common stock. The Company made payments of $0.5 million on capital lease obligations and $1.9 million on its revolving credit facility. In fiscal year 2000, the Company received proceeds of $4.3 million from its revolving credit facility, including $1.7 million in equipment notes payable, repaid $4.9 million on the credit facility, repaid $1.1 million of equipment notes payable, and made principal payments of $1.9 million on capital lease obligations. In addition, the Company had proceeds from the sale of stock of $2.1 million.

In April 1999, the Company entered into an agreement with The CIT Group for a $9.5 million facility. Included in the facility were secured term loans for up to $2.0 million for equipment purchases and a revolving credit facility that allows the Company to borrow up to $7.5 million based on qualifying accounts receivable and inventory balances at 1.5% over prime. In July 2001, the CIT Group gave notice of termination and acceleration and demand for repayment for the revolving credit facility, including the equipment term loans. As of March 31, 2002, there are no remaining balances outstanding under the revolving credit and equipment term loan financing arrangement with the CIT Group. Management is actively negotiating with several lenders to replace the CIT Group revolving credit facility.

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

During fiscal year 2001, management actively negotiated with the Company’s creditors. As a result of these negotiations, and from proceeds from sales of stock in June 2000 and convertible debentures in November and December 2000 to Teamasia totaling $7,430,000, the Company was able to bring current, pay off, or refinance certain of its debt and lease obligations. As of March 31, 2001, the Company remained in default of its revolving credit facility and equipment notes with an aggregate balance of $2,672,000.

As of March 31, 2002, the Company’s current portion of debt and capital lease obligations of $2.3 million is comprised of (i) $442,000 of equipment notes, and (ii) $1.8 million of capital lease obligations The capital lease obligations are comprised of nine individual leases, all of which are past due.

As of March 31, 2002, the Company’s long term portion of capital lease obligations are nil as compared to March 31, 2001. The Company’s long-term portion of debt and capital lease obligations of $4.3 million at March 31, 2001, is comprised of $760,000 of capital lease obligations and $3.5 million of convertible debentures due in June 2002, extended up to August 15,2002. The capital lease obligation is comprised of four lessors that account for the outstanding long-term portion of the capital lease obligation.

In fiscal year 2002, the Company entered into an agreement with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of $3.5 million of convertible debentures until August 15 2002. In addition, under the agreement, Subba Mok LLC, an investor group led by the Chairman of the Board of Directors purchase stock representing 72% of the Company’s fully diluted equity for $6.0 million. All proceeds were received by July 31, 2001.

At March 31, 2002, the Company owed to the Internal Revenue Service (“IRS”) approximately $880,000 in federal unemployment taxes, including approximately $470,000 in delinquent taxes, penalties and interest. The Company has had discussions with the IRS in an effort to reach a mutually agreeable payment schedule. There can be no assurances that the Company will be able to reach a mutually agreeable settlement or, in the event that such a settlement is reached, that the Company will be able to comply with the payment terms of such settlement.

Management has initiated several actions designed to improve the liquidity problems and maintain profitability. These actions include a reduction of headcount from 213 personnel to 78 personnel, the transfer of wafer testing services overseas and the consolidation of all operations in one building. These actions also include yield improvement and strengthening of the sales force to increase revenues generated by our standard products. In order to further improve the cash flow, the Company has issued shares of stock to certain of its vendors in lieu of making cash payments.

Management believes these measures will enable the Company to continue operations. However, there can be no assurance that these measures will be successful in sustaining the Company and additional actions may be necessary, including obtaining additional equity contributions. There can be no assurance that such financing will be available.

FACTORS AFFECTING FUTURE RESULTS

The Company has minimal financial resources and its operating needs in fiscal 2002 were funded principally from the collection of accounts receivable and from the sale of common stock to Subba Mok LLC. In the event cash flow from account receivable is reduced or interrupted by slow collections, or by a decrease in revenue generation, the Company will be unable to meet its obligations. The Company’s independent auditors stated in their auditors’ report that the Company’s severe liquidity problems raise substantial doubt about whether the Company can continue as a going concern. The Company continues to focus on restructuring its operations to conserve cash. The Company has reported operating income for the fiscal year 2002 and losses for the previous years starting from 1997. These losses continue to affect the cash flow.

Our cash balance has decreased over each of the last several quarters. As of March 31, 2002, we had cash and cash equivalents of approximately $31,000.

The Company sells its products to distributors and manufacturers in Southeast Asia, which is currently experiencing an economic downturn. Sales in this region accounted for of the Company’s net revenues in fiscal year. The Company experienced a slight growth in revenues from this region during fiscal year. However, should the region not be able to overcome its economic problems, there is no assurance that the Company’s results of operations will not be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant drop off in sales in the fourth quarter of fiscal year 2001 and subsequent quarters of fiscal year 2002. The reduced sales and corresponding reduction in cash flow has compounded the Company’s liquidity issues. The downturn in the semiconductor market is expected to continue for the foreseeable future, though IMP’s revenue has stabilized due to a slight increase in revenue of its standard products.

In June 2001, International Rectifier Corporation (IR) notified the Company that it would be canceling future orders. The final shipments of product to IR was expected to occur in August 2001. IR continues to do business at reduced revenue with the Company.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company will have to continue investing in advanced design tools, manufacturing equipment and process technologies. The Company will be required to seek additional debt or equity financing to satisfy its cash needs and such financing may not be available on terms satisfactory to the Company. If such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products and process technologies require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company’s current products, the future results of operations could be adversely impacted.

Although we are not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it may be possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost and a drain on our limited resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

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

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol “IMPXC.” Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company’s Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the common stock.

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company’s common stock from the exchange. The reasons for the delisting hearing include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and complete a reverse stock split. The Company does not know whether it will be able to maintain its Nasdaq listing.

The ability of the Company to transition from the fabrication of lower-margin products to higher-margin products, including both those developed by the Company and those for which it serves as a third-party foundry, is very important for the Company’s future results of operations. Rapidly changing customer demands may result in the obsolescence of existing Company inventories. There can be no assurances that the Company will be successful in its efforts to keep pace with changing customer demands. In this regard, the ability of the Company to develop higher-margin products will be materially and adversely affected if it is unable to retain its engineering personnel due to the Company’s current business climate.

Many of our competitors have substantially greater technical, manufacturing, financial and marketing resources than we do. Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than our competitor’s products that are denominated in local currency. We expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

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

Due to the relatively long manufacturing cycle for integrated circuits, we build some of our inventory before we receive orders from our customers. Because of inaccuracies inherent in forecasting the demand for such products, inventory imbalances periodically occur that result in surplus amounts of some of our products and shortages of others. Such shortages can adversely affect customer relationships, and surpluses can result in larger than desired inventory levels. Our backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without penalty. As a result, to reflect changes in their needs, customers frequently revise the quantities of our products to be delivered and their delivery schedules. Because backlog can be canceled or rescheduled without significant penalty, we do not believe our backlog is a meaningful indicator of future revenue. In addition, our backlog includes our orders from domestic distributors as to which revenues are not recognized until the products are sold by the distributors. Such products when sold may result in revenue lower than the stated backlog amounts as a result of discounts that we authorize at the time of sale by the distributors.

The Company utilizes various external “silicon wafer service foundries” (for epitaxial growth) and assembly sites to assemble and package its products. Any product delivery delays, quality and manufacturing problems from these external operations could adversely affect the Company’s operating results.

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

The present and future success of the Company depends on its ability to continue to attract, retain and motivate qualified senior management, sales and technical personnel, particularly highly skilled semiconductor design and development personnel, and process engineers, for whom competition is intense. The Company is currently engaged in an executive search to hire a chief financial officer and a controller. The loss of key executive officers, key design and development personnel, or process engineers, or the inability to hire and retain sufficient qualified personnel could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to retain these employees.

Recent Accounting Pronouncements.

In June 2000, SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At this time, the Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company’s financial statements from the adoption of SFAS No. 133 and SFAS No. 138.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141 (SFAS No. 141), Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible asserts apart from goodwill if the acquired intangible assets meet certain criteria. SFA No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill base on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. At this time, the Company does not expect that the implementation of SFAS No. 142 will have any material impact on its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. At this time, the Company does not expect that the implementation of SFAS 143 will have any material impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. At this time, the Company does not expect that the implementation of SFAS 144 will have any material impact on its financial position, results of operations, or cash flows.

Critical Accounting Policies:

Use of Estimates. The Company’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory values, financing operations, warranty obligations, order cancellation costs, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation. The Company’s financial statements have been prepared assuming that we will continue as a going concern. We continue to experience severe liquidity problems and absorb cash in our operating activities and, as of March 31, 2002, we have a working capital deficiency, are in default under the terms of certain financing agreements, are delinquent in the payment of its federal unemployment taxes, and have limited financial resources available to meet our immediate cash requirements. These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue recognition. Component revenues are recognized as products are shipped, at which time title transfers to the customer, except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as defined development phases are completed by us and accepted by the customers.

In December 1999, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. We adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective beginning of fiscal year 2001. The adoption of SAB No. 101 did not have an impact on our financial statements.

Sales return allowance. The Company reduces sales for estimated returns of products. The sales return allowance is based on our historical experience.

Allowance for bad debts. The Company maintains an allowance for bad debts based on estimated unrealizable account receivables. Management estimates the allowance based on an analysis of specific customers, taking into consideration the age of the past due account and an assessment of the customer’s ability to pay.

Inventory. The Company values its inventory at the lower of the actual cost to market and/or manufacture the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2002, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity: The Company has various debt instruments outstanding that mature by June, 2002. Certain of these instruments have interest rates that are based on associated rates that may fluctuate over time based on economic changes in the environment, such as the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company estimates that a five percent increase in interest rates would cause interest expense to increase by an immaterial amount.

Due to its international sales, the Company is exposed to risks associated with foreign exchange rate fluctuations. Those exposures may change over time as business practices evolve and could have a material adverse effect on the Company’s operating results and financial condition. All of the Company’s sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products more expensive, reducing the demand for the Company’s products. A decline in the demand of the Company’s product could have a material adverse effect on the Company’s operating results, financial position, or liquidity. European currency issues are not material due to the Company’s minimal contact with European markets.

At March 31, 2002, the Company had approximately $1.83 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term would not have material impact on the Company’s net income or cash flows. The Company does not hedge any interest rate exposures.

Since the Company does not have any significant exposure to changing interest rates, the Company did not undertake any specific actions to cover exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. All of the Company’s financial transactions are conducted in US dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

To The Board of Directors and Shareholders of
IMP, Inc.

We have audited the accompanying balance sheet of IMP, Inc. (the Company) as of March 31, 2002, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the year ended March 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMP, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of March 31, 2002, the Company has a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal employment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN, LLP

San Jose, California
July 12, 2002

Independent Auditors’ Report

The Board of Directors
IMP, Inc.

We have audited the accompanying balance sheet of IMP, Inc. (the “Company”) as of March 31, 2001 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California August 6, 2001

Report of Independent Accountants

To the Board of Directors and Stockholders of IMP, Inc.:

In our opinion, the statements of operations, stockholders’ equity and cash flows for the year ended March 26, 2000 (appearing on pages 25 through 27 of this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of IMP, Inc. for the year ended March 26, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules on page 49 present fairly, in all material respects, the information set forth therein for the year ended March 26, 2000 when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of IMP, Inc. for any period subsequent to March 26, 2000.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has failed to make the scheduled payments due under certain of its debt and capital lease obligations due to ongoing liquidity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California June 19, 2000

IMP, Inc.
BALANCE SHEETS
(In thousands, except per share data)

	MARCH 31,	MARCH 31,
	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$31	$41

Accounts receivable, net of allowances for doubtful accounts and returns of $150 and $2,290	3,565	2,095

Accounts receivable from related party	—	720

Inventories	7,483	7,462

Other current assets	602	1,146

Total current assets	11,681	11,764

Property and equipment:

Leasehold improvements	9,072	9,073

Machinery and equipment	84,835	86,341

	93,907	95,414

Less accumulated depreciation and amortization	88,071	88,897

Net property and equipment	5,836	6,517

Deposits and other long term assets	143	544

	$17,660	$18,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Short-term debt	$505	$3,925

Convertible debentures due to related party, net	2,891	—

Current portion of capital lease obligations	1,828	1,593

Trade accounts payable	4,381	7,183

Accrued payroll and related expenses	1,410	1,325

Other current liabilities	1,746	3,454

Total current liabilities	12,761	17,480

Long term portion of capital lease obligations	—	760

Convertible debentures to related party	—	3,500

Total liabilities	12,761	21,740

Commitments and contingencies

Stockholders’ equity (deficit):

Convertible preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued and outstanding		—

Common stock, $0.01 par value; 10,000 shares authorized; 7,291 and 1,809 shares issued and outstanding	73	18

Additional paid in capital	86,464	78,836

Obligations to issue common stock	40	40

Treasury stock; at cost, 40 shares	(3,897)	(3,897)

Accumulated deficit	(77,781)	(77,912)

Total stockholders’ equity (deficit)	4,899	(2,915)

	$17,660	$18,825

The accompanying notes are an integral part of these financial statements.

IMP, Inc.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	YEARS ENDED

	MARCH 31,	MARCH 31,	MARCH 26,
	2002	2001	2000

Net revenues:

Component	$23,331	$28,684	$29,764

Related party component	—	1,435	134

Design and engineering services	86	1,401	4,939

	23,417	31,520	34,837

Cost of revenues:

Component	15,494	32,271	25,915

Design and engineering services	56	861	2,356

	15,550	33,132	28,271

Gross profit (loss)	7,867	(1,612)	6,566

Operating expenses:

Research and development	1,689	3,435	4,693

Selling, general and administrative	5,598	4,622	4,370

Gain on disposal of fixed assets	(1,034)	(75)	—

Total operating expenses	6,253	7,982	9,063

Income (Loss) from operations	1,614	(9,594)	(2,497)

Interest expense	(660)	(1,279)	(1,106)

Amortization of debt discount	(1,463)	—	—

Other income	640	386	2

Net Income (loss)	$131	$(10,487)	$(3,601)

Net Income (loss) per common share:

Basic and diluted	$0.03	$(6.55)	$(5.00)

Shares used in per share computation:

Basic and diluted	4,899	1,603	720

The accompanying notes are an integral part of these financial statements.

IMP, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

				OBLIGATION
	COMMON STOCK		ADDITIONAL	TO ISSUE			TOTAL
			PAID IN	COMMON	TREASURY	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STOCK	STOCK	DEFICIT	EQUITY/(DEFICIT)

Balances, March 28, 1999	714	$7	$72,699	$—	$(3,897)	$(63,824)	$4,985

Issuance of common stock under employee stock purchase plans	1	—	14	—	—	—	14

Issuance of common stock in conjunction with stock purchase agreement	134	1	2,049	—	—	—	2,050

Issuance of warrants to a consultant	—	—	35	—	—	—	35

Net loss	—	—	—	—	—	(3,601)	(3,601)

Balances, March 26, 2000	849	8	74,797	—	(3,897)	(67,425)	3,483

Obligation to issue common stock in connection with asset purchase	—	—	—	40	—	—	40

Issuance of common stock under employee stock purchase plans	1	—	10	—	—	—	10

Issuance of warrants in connection with settlement of claim	—	—	184	—	—	—	184

Issuance of common stock in conjunction with stock purchase agreement	959	10	3,845	—	—	—	3,855

Net loss	—	—	—	—	—	(10,487)	(10,487)

Balances, March 31, 2001	1,809	18	78,836	40	(3,897)	(77,912)	(2,915)

Imputed salary	—	—	50	—	—	—	50

Deemed interest on beneficial conversion feature	—	—	812	—	—	—	812

Interest related to issuance of warrants	—	—	821	—	—	—	821

Issuance of common stock in conjunction with stock purchase agreement	5,482	55	5,945	—	—	—	6,000

Net income	—	—	—	—	—	131	131

Balances, March 31, 2002	7,291	$73	$86,464	$40	$(3,897)	$(77,781)	$4,899

The accompanying notes are an integral part of these financial statements.

IMP, Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	YEARS ENDED

	MARCH 31,	MARCH 31,	MARCH 26,
	2002	2001	2000

Cash flows from operating activities:

Net Income (loss)	$131	$(10,487)	$(3,601)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	2,156	2,685	3,384

Warrants issued to consultant	—	—	35

Warrants issued to settle claim	—	184	—

Imputed salary	50	—	—

Gain on disposal of fixed assets	(1,034)	(75)	—

Amortization of debt discount	1,463	—	—

Provision for obsolete and slow moving inventory	200	832	358

Provision for (recoveries of) doubtful accounts receivables	920	1,931	(35)

Changes in operating assets and liabilities:

Accounts receivable	(1,951)	742	4,308

Accounts receivable from related party	720	(635)	(85)

Inventories	(221)	(1,571)	(1,006)

Other current assets	(19)	(1,378)	626

Deposits and other long term assets	401	58	72

Trade accounts payable	(2,802)	4,369	(3,561)

Accrued payroll and related expenses	85	163	(160)

Other current liabilities	(1,284)	358	1,187

Net cash provided by (used in) operating activities	(1,185)	(2,824)	1,522

Cash flows from investing activities:

Purchases of property and equipment	(478)	(1,528)	(1,379)

Proceeds from sale of property and equipment	37	75	—

Net cash used in investing activities	(441)	(1,453)	(1,379)

Cash flows from financing activities:

Proceeds from revolving credit facility	—	—	2,601

Proceeds from equipment notes payable and term loan	—	—	1,731

Proceeds from (repayments of) issuance of convertible debentures	(439)	3,500	—

Proceeds from (repayments of) advances from related party	(1,190)	1,253	—

Proceeds from the issuance of common stock	6,000	3,865	2,064

Payments on revolving credit facility	(1,938)	(1,167)	(4,887)

Payments on equipment notes payable	(385)	(352)	(1,060)

Payments under capital lease obligations	(525)	(3,042)	(1,937)

Bank overdraft	93	—	—

Net cash provided by (used in) financing activities	1,616	4,057	(1,488)

Net decrease in cash and cash equivalents	(10)	(220)	(1,345)

Cash and cash equivalents at beginning of period	41	261	1,606

Cash and cash equivalents at end of period	$31	$41	$261

Supplemental information:

Cash paid during the year for interest	$43	$—	$1,106

Acquisition of equipment under capital lease obligations	—	$1,750	$18

Obligation to issue common stock in connection with asset purchase	—	$190	$—

Fixed assets exchanged for settlement of debt	$997	$—	$—

The accompanying notes are an integral part of these financial statements.

IMP, Inc.

NOTES TO FINANCIAL STATEMENTS

Years ended March 31, 2002, March 31, 2001,
and March 26, 2000

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Business. IMP, Inc. (the “Company”), a California corporation founded in 1981, develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications.

In September 2001, Subba, Mok LLC (“Subba Mok”), a limited liability Company headquartered in the United States of America, acquired approximately 72% of the common stock of the Company on a fully diluted basis. As a result of the shares issued in connection with this transaction, the ownership of Teamasia Semiconductors (India) Ltd., (“Teamasia”), a private corporation headquartered in India, was reduced from approximately 51% to 14% of the Company on a fully diluted basis.

In 2001, the Company changed its year end to March 31 of each year. Prior to the year ended March 31, 2001, the Company’s fiscal year ended on the Sunday nearest to March 31.

Basis of presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventory values, financing operations, warranty obligations, order cancellation costs, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reverse stock split. Effective September 2001, the Company effected a one-for-five reverse split of its common stock. All shares and per share amounts in these financial statements have been retroactively restated to reflect such reverse split.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully below, the Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of March 31, 2002, the Company has a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has failed to make various scheduled payments due under its prior credit facility, equipment notes payable and its capital lease obligations. As a result the Company is in default with respect to these agreements. The Company has been successful in renegotiating the payments with several lease vendors and continues to talk to others to settle the payment plans. The Company expects to complete all these negotiations during the quarter ended September 30, 2002, however, no assurances can be given that the Company will be able to complete such negotiations on terms favorable to the Company or complete such negotiations at all.

The indebtedness related to agreements in which the Company is in default is classified as current on the Company’s balance sheets as of March 31, 2002 and 2001 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company’s indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture due on June 18, 2001. The debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In the year 2002 the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002 and subsequently extended further until August 15, 2002. In consideration for the extension, the Company has issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10. The convertible debentures are convertible into common stock, at Teamasia’s option at a conversion ratio of $3.45 per share.

The transaction was completed in November 2001. The Company is further negotiating with Teamasia to convert the amount due under the convertible debenture to equity or extend to a further period and expects to complete the transaction before the end of September 2002; however, no assurances can be given that the Company will be able to complete such negotiations on terms favorable to the Company or complete such negotiations at all.

In June 2001, International Rectifier Corporation (IR) notified the Company that it was canceling future orders. Revenues from IR for the years ended March 31, 2001 and March 26, 2000 totaled $9.3 million and $7.7 million, respectively. Accounts receivable due from IR as of March 31, 2001 totaled $807,000. However IR continues to do business with the Company at a lower revenue and the revenues from IR for the year ended March 31,2002 were$3.9 million.

On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT has declared all obligations due and payable as of July 11, 2001. The final payment to CIT has been made.

At March 31, 2002, the Company owed to the Internal Revenue Service (“IRS”) approximately $880,000 in federal unemployment taxes, including approximately $470,000 in delinquent taxes, penalties and interest. The Company has had discussions with the IRS in an effort to reach a mutually agreeable payment schedule. There can be no assurances that the Company will be able to reach a mutually agreeable settlement or, in the event that such a settlement is reached, that the Company will be able to comply with the payment terms of such settlement.

During the year ended March 2002, management has put in place plans designed to reduce the costs of operating the business, improve the operating efficiency of the Company’s manufacturing facility and obtain new customers. As a result of this effort, the Company generated operating income, reduced capital absorbed in operating activities and improved its working capital position during the year ended March 31, 2002. The Company continues to focus on its effort to reduce costs further. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management’s operating plans do not materialize, this could significantly and adversely impact the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue recognition. Component revenues are recognized as products are shipped, at which time title transfers to the customer, except for sales through distributors, which are recognized on a sell-through basis. Design and engineering service revenues are recognized under design and engineering contracts as defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, retroactive to beginning of fiscal year 2001. The adoption of SAB No. 101 did not have an impact on the Company’s financial statements.

Sales return allowance. The Company reduces sales for estimated returns of products. The sales return allowance is based on the Company’s historical experience.

Cash and cash equivalents. The Company considers all highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of March 31, 2002 and March 31, 2001, there were no cash equivalents.

Fair value of financial instruments. Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts receivable from related party, the revolving credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment notes and capital lease obligations approximate fair value.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following (in thousands):

	MARCH 31, 2002	MARCH 31, 2001

Raw materials	$363	$849

Work-in-process	5,313	4,490

Finished goods	1,807	2,123

	$7,483	$7,462

Property and equipment. Property and equipment are stated at cost and are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful lives of the assets. The estimated useful life of machinery and equipment is five years. Machinery and equipment at March 31, 2002 and March 31, 2001 includes $11.27 million and $11.4 million, respectively, of assets under capital leases. Accumulated amortization for such machinery and equipment under capital leases approximated $10.9 million and $10.4 million at March 31, 2002 and March 31, 2000 respectively.

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

Stock-based compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, on July 1, 2000. FIN No. 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: The definition of an employee for the purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have an effect on the Company’s financial statements.

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

Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number or common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding under stock option plans during the period, except when anti-dilutive. In computing dilutive net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

As of March 31, 2002, March 31 2001 and March 26, 2000, the Company had options to purchase approximately 3,103,200, 430,400 and 53,000 shares of common stock outstanding, respectively, and warrants to purchase 381,545, 61,745 and 4,044 shares of common stock outstanding, respectively. These were not included in the computation of diluted net income (loss) per share as to do so would have been anti-dilutive.

Allowance for bad debts. The Company maintains an allowance for bad debts based on estimated uncollectible accounts receivable. Management estimates the allowance based on an analysis of specific customers, taking into consideration the age of the past due account and an assessment of the customer’s ability to pay.

Concentration of credit risk. The Company evaluates the credit worthiness of customers based on a review of available information and knowledge of individual customers. At March 31, 2002, customers individually representing more than 10% of fiscal year 2002 net revenues accounted for 10% of accounts receivable. At March 31, 2001 customers individually representing more than 10% of fiscal year 2001 net revenues also accounted for 47% of accounts receivable.

During fiscal years 2002, 2001, and 2000, sales to certain customers individually represented more than 10% of net revenues as follows in thousands:

	FISCAL YEAR ENDED

	MARCH 31,	MARCH 31,	MARCH 26,
	2002	2001	2000

International Rectifier	17%	30%	22%

Level One	*	*	11%

CMS (a subsidiary of Hewlett Packard)	*	*	12%

National Semiconductor	*	14%	*

Linfinity Microelectronics	26%	11%	10%

*	less than 10% of net revenues

Financial statements comparability. Certain prior years balances were reclassified to conform to current year presentation.

Recent accounting pronouncements.

In June 2000, SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At this time, the Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company’s financial statements from the adoption of SFAS No. 133 and SFAS No. 138.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141 (SFAS No. 141), Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible asserts apart from goodwill if the acquired intangible assets meet certain criteria. SFA No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill base on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. At this time, the Company does not expect that the implementation of SFAS No. 142 will have any material impact on its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. At this time, the Company does not expect that the implementation of SFAS 143 will have any material impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. At this time, the Company does not expect that the implementation of SFAS 144 will have any material impact on its financial position, results of operations, or cash flows.

NOTE 2 — BORROWINGS

The Company has entered into various borrowing arrangements to finance operations and equipment purchases. Borrowings consist of the following (in thousands):

	MARCH 31,	MARCH 31,
	2002	2001

Revolving credit facility	$—	$1,938

Bank overdraft	93	—

Equipment notes	349	734

Short term advance from related parties	63	1,253

Convertible debentures from related party	2,891	3,500

Total borrowings	3,396	7,425

Less current portion	3,396	3,925

Long term borrowings	$—	$3,500

Revolving Credit Facility. On April 30, 1999, the Company entered into a revolving credit facility with the CIT Group (CIT). The maximum and minimum amount of the borrowing under the facility was $9.5 million and $2.5 million, respectively. The Company was able to borrow up $7.5 million secured by up to 80% of eligible accounts receivable and 25% of the Company’s inventory of raw materials. Up to $1.0 million of the $7.5 million was based on the raw material inventory. The remaining $2.0 million of the facility was for term loans for equipment purchases. The original term of the facility was for a minimum period to April 30, 2002. However, due to default by the Company of the terms of the facility, on July 10, 2001, CIT terminated the facility and accelerated repayment of both the revolving credit facility and equipment term loans to July 11, 2001. All amounts due to CIT were paid in August,2001.

Short term advance from related party. Subba Mok LLC advanced the Company various amounts during the year to cover operating expenses, and paid certain operating expenses directly on behalf of the Company. The advance does not bear interest and no repayment terms have been established. Refer to Note 9.

Convertible debenture from related party. In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional Company $2.3 million under a convertible debenture due on June 18, 2001. The debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In May, 2001, the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002. In consideration for the extension, the Company issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10. The convertible debentures are convertible into common stock, at Teamasia’s option at a conversion ratio of $3.45 per share.

As the terms of the warrants became fixed in May 2001, when the parties entered into a Memorandum of Understanding (MOU), the issuance of the warrants was recorded at that time. The convertible debentures and warrants have been recorded based on their relative fair values. The fair value of the warrants of $821,000 was determined by using the Black Scholes pricing model using the following assumptions: 221% volatility, zero dividend, 6.4% risk free interest rate, and 3 year term.

The Company also determined that the convertible debentures contained a beneficial conversion feature after allocating value to the warrants as described above. The beneficial conversion feature was calculated as the difference between the effective conversion price per share and the fair value of the common stock on the effective date of the MOU multiplied by the number of shares in to which the convertible debentures are convertible at the stated ratio of $3.45 per share.

The Company has recorded this transaction as follows:

Convertible debentures	$1,867,000

Warrants	821,000

Beneficial conversion feature	812,000

$3,500,000

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debenture and is being amortized into interest expense over 12 months. During 2002, approximately $1,463,000 was amortized into interest expense.

During the fiscal year ended March 31, 2002, the Company offset $438,600 in receivables due from Teamasia against the carrying value of the convertible debentures.

Following further negotiations with Teamasia, the due date for the convertible debentures was extended to August 15, 2002, and the Company is in negotiations with Teamasia to convert the debentures into equity or to further extend the due date of the debentures; however, no assurances can be given that the Company will be able to complete such negotiations on terms favorable to the Company or complete such negotiations at all..

NOTE 3 — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	MARCH 31,	MARCH 31,
	2002	2001

Equipment liabilities	$24	$1,266

Property taxes	252	90

Building rent	373	355

Accrued commissions	212	413

Accrued royalties	—	33

Other	885	1,297

	$1,746	$3,454

During the fiscal year ended March 31, 2001, the Company entered into an agreement with a foundry customer whereby the Company agreed to sell wafers to the customer at a discount in exchange for certain equipment. The agreement required the Company to sell wafers to the customer such that the cumulative discount equaled the cost of the equipment of approximately $1.15 million, at which time the title of the equipment transferred to the Company. At the onset of the agreement the Company recorded the equipment and corresponding liability representing the value of the equipment. Prior to March 31, 2001, the customer cancelled its order, and under the terms of the agreement, was required to pay the Company for the completed work-in-process on the wafers. At March 31, 2001, the Company wrote down the value of the work-in-process inventory to approximately $177,000, management’s best estimate at the time of the market value of the inventory.

During the quarter ended December 31, 2001, the Company reached a settlement with the customer. The settlement required the customer to purchase the work-in-process inventory for approximately $1.0 million. The settlement also required the Company to pay $150,000 to the customer to satisfy the remaining obligation for the equipment. As a result, during the quarter ended December 31, 2001, the Company recognized approximately $1.0 million as revenue. The Company paid the customer $75,000 and has recorded the remaining $75,000 as other liabilities.

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

In October 1999, the Company entered into a stock purchase agreement (the “Agreement”) under which Teamasia purchased 134,153 of the Company’s common stock outstanding for $2,050,000. The transaction closed during the quarter ended December 26, 1999. The agreement placed certain restrictions on the use of the funds received by the Company. Teamasia was also obligated to place orders with the Company for wafer fabrication.

On December 15, 1999, the Company and Teamasia entered into a second stock purchase agreement (the “Phase Two Stock Purchase Agreement”) under which Teamasia made an additional equity investment in the Company. The Phase Two Stock Purchase Agreement was approved by the stockholders of the Company at the Company’s annual meeting held on June 14, 2000. Teamasia and its affiliates were issued 958,647 shares of common stock in exchange for $3.9 million. As of June 16, 2000, Teamasia owned approximately 1,092,800 shares of common stock, then representing an ownership of approximately 51% of the Company on a fully diluted basis.

On May 10, 2001 the Company entered in to an agreement with Subba Mok LLC, whereby Subba Mok LLC agreed to acquire 72% of the equity of the Company on a fully diluted basis for $6.0 million. Of this amount, $2.5 million was received in June 2001, $3.4 million was received in July 2001 and the remaining was received in the quarter ended December 31, 2001. The proceeds were used to pay down certain borrowings and past due obligations.

In January 2001, the Company acquired the intangible property rights and certain testing equipment related to a product manufactured by the Company under a subcontracting arrangement with the designer of the product. The purchase price for these assets consisted of the forgiveness of $150,000 of accounts receivable due from the product designer for subcontracting services performed by the Company and the issuance of 16,000 shares of common stock to the product’s designer. The assets have been capitalized at a value of $190,000 which is the sum of the value of the accounts receivable forgiven and the fair value of the common stock on the date the agreement was effective. As of March 31, 2002, the 16,000 shares of common stock had not been issued and are therefore reflected as an obligation to issue common stock on the March 31, 2002 balance sheet.

Employee stock purchase plan. The Company offers a qualified “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Shares are purchased by participants at 85% of the lower of the fair market value at the date of entry into the plan or at the end of the offering period through payroll deductions (up to 15% of participant’s base compensation). During fiscal year 2002, 2001 and 2000, the Company issued 0, 1,400 and 1,200 shares of common stock, respectively, at an aggregate price of approximately $0, $10,000 and $14,000.

Stock option plan. The Company has stock option plans which provide for the issuance of incentive stock options and non-statutory stock options to employees, officers and directors to purchase common stock at a price not less than 85% (100% for incentive stock options) of the fair market value of the stock on the grant date. To date all options have been granted at 100% of fair market value. The stock option plan provides for a total of 4,361,000. Options granted under the plan generally vest ratably over four years and expire five to ten years from the date of grant. The Board of Directors has the right to determine the terms of each option including allowing optionees to exercise their options early, subject to a right to repurchase unvested shares.

The Board of Directors may grant the right to surrender unexercised options for an amount equal to the difference between the fair market value of the number of shares underlying vested options on the surrender date and the aggregate option price vested for such shares. The Company has not granted any such stock appreciation rights.

All shares and per share amounts retroactively restated to reflect the reverse stock split

The following table summarizes the Company’s stock option activity and related weighted average exercise price for each of the fiscal years ended March 31, 2002, March 31, 2001, and March 26, 2000 (in thousands, except per share amounts):

	2002		2001		2000

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of fiscal year	430	$13.70	53	$34.20	52	$54.85

Granted	2,775	1.09	527	13.95	27	11.65

Canceled	(102)	12.98	(150)	21.40	(26)	51.75

Exercised	—	—	—	—	—	—

Outstanding at end of fiscal year	3,103	$2.35	430	$13.70	53	$34.20

Exercisable at end of fiscal year	111	$16.84	52	$22.70	17	63.30

On March 31, 2002, the Company had commitments to grant options for 2,775,000 shares of common stock. On March 31, 2001, 2,210,000 shares were available for grant under the Company’s option plan. On March 26, 2000, the Company had commitments to grant options for 1,150,000 shares of common stock. On June 15, 2000, the shareholders approved the adoption of the 1999 and the 2000 stock option plans which authorized 50,000 and 200,000 shares, respectively, as available for grant.

The following table summarizes information with respect to stock options outstanding at March 31, 2002.

	OUTSTANDING		EXERCISABLE		WEIGHTED
					AVERAGE
		WEIGHTED		WEIGHTED	REMAINING
		AVERAGE		AVERAGE	CONTRACTUAL
RANGE OF		EXERCISE		EXERCISE	LIFE
EXERCISE PRICES	SHARES	PRICE	SHARES	PRICE	(YEARS)

$0.00 - $5.00	2,775	$1.09	—	$1.09	9.5

$5.01- $10.00	248	9.81	65	9.81	8.9

$10.01- $20.00	56	17.28	28	16.98	7.9

$20.01- $40.00	14	21.78	8	21.91	7.7

$40.01- $60.00	8	57.24	8	57.35	5.9

$60.01- $130.00	2	73.09	2	73.09	5.3

	3,103	$2.35	111	$16.84

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Had the Company recorded compensation costs based on the fair value on grant date as defined by SFAS No. 123, for awards granted under its stock option plan, the Company’s net income (loss) and net income (loss) per share would have been increased to the pro forma amounts below for the years ended March 31, 2002, March 31, 2001, and March 26, 2000:

	2002	2001	2000

Pro forma net income (loss) (in thousands)	$(95)	$(11,394)	$(4,309)

Pro forma basic and diluted income (loss) per share	$(0.02)	$(7.10)	$(6.00)

The pro forma effect on net income(loss) and income (loss) per share may not be representative of the pro forma effects in future years. The fair value of options granted in fiscal years 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	FISCAL YEAR

	2002	2001	2000

Expected life (in years)	4	4	4

Risk-free interest rate	4.57%	5.29%	6.0%

Volatility	217%	135%	135%

Dividend yield	0%	0%	0%

The weighted average estimated fair value of shares granted under the Stock Option Plan during fiscal years 2002, 2001 and 2000 was $0.65, $2.35 and $1.98 respectively.

Warrants. In November 1999, the Company issued a warrant to purchase 4,044 shares of common stock at an exercise price of $12.35 per share to a consultant. The warrant was exercisable immediately and will expire in November 2004. The fair value of the warrant was determined to be approximately $34,900 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.92%, dividend yield of 0%, a volatility of 135%, and an expected life of 3 years. This amount was charged as selling, general and administrative expenses.

In December 2000, the Company issued warrants to purchase a total of 57,701 shares of common stock at an exercise price of $5.62 to certain stockholders. The warrants are exercisable between December 15, 2001 and December 15, 2002. The warrants were issued as settlement to a claim that the Company failed to register shares of common stock purchased by the stockholders as required under the terms of the purchase agreement. The fair value of the warrants was determined to be approximately $184,000 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.40%, dividend yield of 0%, a volatility of 214% and an expected life of 2 years. This amount was changed to selling, general and administrative expense in fiscal year 2001.

In July 2001, the Company issued warrants to purchase a total of 319,800 shares of common stock at an exercise price of $1.10 to Teamasia. The warrants are exercisable between September 2001 and June 2004. These warrants were issued as a consideration for extending the due date of the convertible debentures to June 2002. The convertible debentures and warrants have been recorded based on their relative fair value. The fair value of the warrants was determined to be approximately $821,000 by using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.40%, dividend yield of 0%, a volatility of 221% and 3- year term.

NOTE 5 — LITIGATION

The Company is subject to litigation in the ordinary course of our business.

In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the Company’s financial condition or results of operations. Although management currently believes that the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial position.

NOTE 6 — INCOME TAXES

No provision for federal or state income taxes has been recorded for fiscal years 2002, 2001 and 2000. The Company’s income tax provisions are computed by applying the estimated net loss, taking into account net operating loss carry forwards and alternative minimum taxes. At March 31, 2002, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $61 million and $18 million, respectively, which may be utilized to reduce future taxable income. These amounts expire at various dates, beginning in 2002 through 2022. Such carry forwards may be limited in certain circumstances, including but not limited to, cumulative stock ownership changes of more than 50 percent over a three year period. Deferred tax assets (liabilities) are comprised of the following (in thousands):

	MARCH 31, 2002	MARCH 31, 2001	MARCH 26, 2000

Net operating loss carry forwards, tax-effected	$22,296	$20,385	$19,788

Currently non-deductible expenses	253	1,255	1,659

Investment and R&D tax credit	2,374	2,188	2,261

Other	—	91	(112)

Total	24,923	23,918	23,596

Valuation allowance	(24,923)	(23,918)	(23,596)

Net deferred tax asset	$—	$—	$—

Management has recorded a full valuation allowance against all of its deferred tax assets on the basis that sufficient uncertainty exists regarding the realizability of the assets. These factors include losses generated in prior years and the lack of carry back capacity to realize deferred tax assets. The valuation allowance increased $1,005,000 in fiscal year 2002, increased $322,486 in fiscal year 2001, and decreased $6,694,000 in fiscal year 2000.

The Company’s ability to utilize the NOL carry forwards are dependent upon the Company’s ability to generate taxable income in future periods and will be limited due to restrictions imposed under Federal and state laws due to the change in ownership that has occurred in past periods.

NOTE 7 — GEOGRAPHIC INFORMATION AND SEGMENT REPORTING

The Company is organized as a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

The Company is engaged in the design, development, manufacture and marketing of analog integrated circuits. Revenue has been allocated to regions on the basis of the location to which billings were mailed. Revenue allocated to analog for fiscal years 2002, 2001 and 2000 are as follows (in millions, except percentages):

	MARCH 31, 2002		MARCH 31, 2001		MARCH 26, 2000

	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE	AMOUNT	PERCENTAGE

United States	$17.1	70%	$25.9	82%	$28.3	81%

Asia	5.3	25%	4.7	15%	2.6	8%

Rest of the World	1.0	4%	.9	3%	3.9	11%

Net revenues	$23.4		$31.5		$34.8

Further information regarding the Company’s product sales are as follows:

1.	Wafer Foundry and Custom IC Manufacturing Services — This is the Company’s original base of business and in fiscal 2002 generated more than 70% of the Company’s revenue. We process silicon wafers using specialized analog BiCMOS, CMOS and DMOS technologies for other semiconductor companies that do not own their own factory or who need additional capacity. These customers usually design the products themselves.

2.	Power Management ICs — These are new families of standard catalog microchips that improve the power consumption efficiency of a wide range of electronic systems. The Company focuses its research and development activity on low-power and high-voltage features for handheld and portable battery-operated communication systems, such as pagers, cell phones, and electronic organizers. In addition to communications systems, power management products are used in just about every piece of electronic equipment being designed today. The Company introduced its first power management products in early fiscal 1999 and these products began to contribute to revenue in the third fiscal quarter of that year. In fiscal 2001, these products represented $6.1 million, or approximately 20%, and in fiscal 2002 represented $6.6 million, or approximately 27%,of the Company’s net revenues.

NOTE 8 — LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements, which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms.

The Company leases its San Jose facility under a non-cancelable operating lease, which expires in 2006. The leases require the Company to pay taxes, insurance and maintenance expenses. Rental expense is recorded using the straight-line method and totaled $1,651,245, $1,939,000, and $1,529,000, in fiscal years 2002, 2001 and 2000 respectively. Future minimum lease payments, including capitalized purchase options, at March 31, 2002 are as follows (in thousands):

	CAPITAL	OPERATING
FISCAL YEAR ENDING MARCH 31,	LEASES	LEASES

2003	$1,915	$1,267

2004	—	1,335

2005	—	1,328

2006	—	1,250

Thereafter	—	—

Total minimum payments	1,915	5,180

Less imputed interest	87

Present value of payments under capital leases	1,828

Less current portion	1,828

Long-term lease obligations	$0

NOTE 9 — RELATED PARTY TRANSACTIONS

Two members of the Board of Directors of the Company have an ownership interest in Teamasia. Their combined ownership of Teamasia is approximately 22%.

As part of the stock purchase agreement entered into in October 1999, Teamasia agreed to purchase wafers from the Company commencing with the Company’s third fiscal quarter 2000. This agreement further stipulates that Teamasia’s purchase commitments are not to be less than 25% of the Company’s installed capacity for the fourth fiscal quarter 2000 and the first and second fiscal quarters 2001. Teamasia was not able to meet the minimum purchase commitment to satisfy this obligation. Teamasia agreed to allow the Company to manufacture and sell certain discrete products owned by Teamasia. Revenue from these discrete products for the three months ended December 31,2001 and March 31, 2002 was $398,000 and $512,000 respectively.

During the year ended March 31, 2002, the Company’s Chairman/CEO made interest-free loans to the Company to enable the Company to finance necessary operating costs and expenses. The maximum outstanding balance owed to the Chairman/CEO at any time during the fiscal year ended March 31, 2002 was approximately $1.4 million. Total advances made during fiscal 2002 were approximately $3.5 million. All such advances were repaid by the Company at March 31, 2002.

During the year ended March 31, 2002, the Company manufactured an aggregate of approximately $6.0 million wafers for a customer whose executive officer is also a Director of the Company.

Transactions and balances with Teamasia are as follows (in thousands):

	MARCH 31,	MARCH 31,	MARCH 26,
	2002	2001	2000

Revenue for the years ended	—	$1,435	$134

Accounts receivable as of	—	$720	$85

Short term advance as of	63	$1,253	$—

Convertible debenture as of	$2,891	$3,500	$—

NOTE 10 — FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

The following table presents the quarterly information for fiscal years 2002 and 2001 (in thousands, except per share data):

	YEAR ENDED MARCH 31, 2002				YEAR ENDED MARCH 31, 2001

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
	2002	2001	2001	2001	2001	2000	2000	2000

Net sales	3,817	5,454	6,764	7,382	5,299	10,175	8,049	7,997

Gross Margin	1,367	2,164	1,779	2,557	(2,695)	663	(11)	431

Net profit (loss)	(318)	17	6	426	(5,090)	(1,207)	(2,551)	(1,639)

Basic and diluted profit (loss) per share:	(0.04)	0	0	0.23	(2.80)	(0.70)	(1.45)	(1.80)

Weighted average common shares outstanding used in basic and diluted loss per share	7,280	7,033	1,809	1,809	1,823	1,768	1,768	914

Common stock price —high	1.01	1.36	2.40	5.00	11.90	8.75	17.50	24.40

Common stock price —low	0.35	0.26	0.30	1.90	2.05	2.35	6.90	10.30

CHANGES IN ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged KPMG LLP as its independent auditors in August 2000, replacing PricewaterhouseCoopers LLP.

In June 2002 the Company engaged BDO Seidman LLP as its independent auditors.

Refer to the Company's filing on Form 8-K/A (date of report: June 12, 2002) incorporated by reference herein.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

(1)	Identification of Directors:

BOARD OF DIRECTORS OF THE COMPANY

The current board of directors of the Company as of March 31, 2002 with their respective ages and positions were:

NAME	AGE	POSITION	DIRECTOR SINCE

Subbarao Pinamaneni	48	Chairman, CEO & President	1999

Ralph Brandi	62	Director	2001

A S T Rajan	50	Director	2001

Jitu Somaya	56	Director	2001

Mr. Subbarao Pinamaneni, Chairman of Board, has over 20 years of experience in the semiconductor industry. He has worked for major semiconductor companies, including National Semiconductor and Altera Semiconductors, in the United States and Asia. His responsibilities have included managing packaging and testing operations. Mr. Pinamaneni serves as Managing Member of Subba Mok LLC, the Company’s majority stockholder. Mr. Pinamaneni is founder of Teamasia, founded in 1997 and since then has served as CEO/Chairman of Teamasia.

Mr. Brandi, Director has been a member of the Microsemi management team since the company acquired Linfinity Microelectronics in April 1999. He joined Linfinity in 1978, holding a variety of engineering and operational management positions there, including the responsibility for the division’s successful line of backlight inverter products that power lamps in LCD displays. Mr. Brandi became Corporate Vice President of Operations in April 2001, responsible for Microsemi’s strategic planning and new market development. He holds a B.S.E.E. degree from the University of California, Los Angeles and held a variety of engineering management positions at TRW prior to joining the staff at Linfinity Microelectronics.

Mr. Anaiyampatti Sivaswamy Thiyagarajan Rajan, Director is presently the Managing Director of Aquarius Investment Advisors Pte Ltd, an investment advisory firm registered in Singapore. The Company advises international Funds and investors about investments in the Asia Pacific region, with specific focus on India. The firm has funds under advisory exceeding USD200 Million. The investments range from equity, debt, convertibles, loans and venture capital. Mr. Rajan has over 27 years of investment banking and funds management experience. He was the Head of Corporate and Investment Banking for the Indian Sub-continent for Citibank and later worked with its US headquarters in New York. Then Mr. Rajan was the Corporate Treasurer for a large conglomerate in Indonesia after which he moved to take up his present position. Mr. Rajan has intimate knowledge of capital markets in this region and has vast contacts and corporate relationships in this area. He has handled many capital market issue offerings, fund management activities, treasury activities and large corporate relationships. He has a Masters degree in Science from University of Madras, India and he is an Harvard Business School Alumnus.

Jitu Somaya, Director, went to St. Xaviers Academy in Bombay and completed his B.Com from the University of Bombay. In 1969, he received his MBA in finance from Golden Gate University in San Francisco. Mr Somaya began his business career at Xerox Corporation in 1969. He has served as Vice President at Merrill Lynch, Drexel Burnham, and as Managing Director for Gruntal & Co. He is currently with the investment banking firm of Fahnestock & Co., Inc., as a Managing Director. Mr Somaya has established an institutional fixed income trading and sales department for the firm. Mr. Somaya serves as a member of the board for the State Bank of India in California.

(2)	Identification of Executive Officers:

See Part 1, Item 1, “Executive Officers of the Company"

(3)	Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3,4 and 5) with the Securities and exchange Commission. Executive officers, directors and greater than 10% holders are requested to furnish us with copies of all of these forms which they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2002, all filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 (a) of the Exchange Act were met, with the exception of (a) a Form 3 that was filed late by Jitu Somaya when he became a director of the company, (b) a Form 3 that was filed late by Subba Mok LLC in connection with its purchase of 5,208,170 shares of our common stock and (c) a Form 4 that was filed late by Subbarao Pinamaneni in connection with Subba Mok LLC’s purchase of 5,208,170 shares of our common stock..

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation received by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (“Named Executive Officers”), for services rendered to the Company and its subsidiaries whose total salary and bonus for such fiscal year exceeded $100,000 for each of the last three (3) fiscal years and all individuals serving as the registrant’s chief executive officer or acting in a similar capacity during the last completed fiscal year (“CEO”), regardless of compensation level.

SUMMARY COMPENSATION TABLE

			Long Term
			Securities
		Salary	Underlying	Other	Compensation
	Year	($)(1)	Bonus ($)	Options	($)(2)

Subbarao Pinamaneni	2002	—	—	444,000	50,000 **

Chairman, CEO & President	2001	200,000	—	—	—

	2000	—	—	—	—

Sugriva Reddy, Former Chief Executive	2002	—	—	—	—

Officer	2001	87,000	—	—	—

	2000	148,000	—	—	—

Tarsaim Batra, Vice President, Manufacturing	2002	164,000		494,000

Chief Operating Officer and Chief Financial Officer	2001	142,944	—	—	3,000

	2000	132,126	—	30,000	6,984

Moiz Khambaty,	2002	153,000		336,000

Vice President, Technology	2001	153,000	—	—	—

	2000	148,750	—	25,000	9,320

John Chu,	2002	365,000 *		296,000

Vice President, Design Engineering	2001	48,000	—	—	—

	2000	—	—	60,000	—

Mok Kwong Yue,	2001	—	—	—	—

Vice President Sales	2000	—	—	296,000	—

(1)	Includes premiums paid on behalf of each executive for supplemented life insurance plus any other assurance as indicated for each individual.

(2)	This represents accrued compensation. No cash payments have been made as of June 30, 2001.

(3)	*Includes $135,000 towards bonus paid in shares of the Company.

(4)	**Imputed compensation as obligation to issue common shares.

OPTION EXERCISES AND HOLDINGS

The table below sets forth information concerning the exercise of stock options during the 2002 fiscal year by the Named Executive Officers and those who were formerly Executive Officers during fiscal year 2002 and the unexercised options held as of the end of the 2001 fiscal year by such individuals. For purpose of the latter calculation, the fiscal year end market value of the shares was deemed to be $95,000 the closing sale price of the Company’s Common Stock as reported on the National Association of Securities Dealers Automated Quotations System on March 30, 2001. No

stock appreciation rights were exercised by the Named Executive Officers and those who where formerly Executive Officers during the 2001 fiscal year, and no stock appreciation rights were held by those individuals at the end of such year.

VALUE OF UNEXERCISED
	NUMBER		NUMBER OF OPTIONS AT		IN-THE-MONEY OPTIONS AT
	OF SHARES		FY01-END (#)		FY01-END ($)
	ACQUIRED	VALUE
NAME	ON EXERCISE	REALIZED	EXERCISED	UNEXERCISED	EXERCISED	UNEXERCISED

Subbarao Pinamaneni	—	—	—	—	—	—

Sugriva Reddy	—	—	—	—	—	—

K.Y. Mok	—	—	—	—	—	—

Tarsaim Batra			8,490	158,955	41,389	165,531

Moiz Khambaty	—	—	6,540	138,960	31,883	138,743

John Chu	—	—	7,117	83,373	34,695	113,943

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the ownership of the Company’s Common Stock as of March 31, 2002 for (i) each director (ii) all persons who are beneficial owner of five percent (5%) or more of the Company’s Common Stock, (iii) the Company’s Chief Executive Officer and the Company’s four most highly paid executive officers who earned in excess of $100,000 during the fiscal year ended March 31, 2001, and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

		Percent of
	Number of	Total Shares
Name	Shares	Outstanding

Subba Mok LLC (2)	5,208,170	71.6%

Teamasia Mauritius (3)	1,092,000	14%

Subbarao Pinamaneni (2) (3)	—	—

Ralph Brandi	—	—

AST Rajan	—	—

Jitu Somaya	—	—

Sugriva Reddy Tarsaim Batra (4)	—	—

John Chu (5)	71,624	*

Moiz Khambaty (6)	60,000	*

K.Y.Mok (3)	61,350	*

All named Executive Officers and	—	—

Directors as a group (9 persons)	192,974	2.7

Equity Compensation Plan Information

This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2002.

Plan Category	Number of securities to be issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,775,000	$1.09	—

•	Less than one percent (1%).

(1)	Percentage of beneficial ownership is calculated assuming 9,051,306 shares of Common Stock were outstanding on June 30, 2001. This percentage may include Common Stock of which such individual or entity has the right to beneficial ownership within 60 days of June 30, 2001, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934.

(2)	Mr. Pinamaneni is a Managing Director and stockholder of Teamasia PTE Ltd. Mr. Pinamaneni disclaims beneficial ownership of the Company’s Common Stock owned by Teamasia Semiconductors PTE Ltd. (except to extent of his beneficial ownership therein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 30, 2001, we completed the sale and issuance of an aggregate of 5,482,284 shares of common stock to Subba Mok LLC and several additional investors for an aggregate purchase price of $6.0 million pursuant to a Stock Purchase Agreement dated as of September 28, 2001 (the “Stock Purchase Agreement”). Mr. Pinamaneni is the Managing Member of Subba Mok LLC. This transaction resulted in a change of control of IMP, Inc. Subba Mok LLC owns approximately 72% of our outstanding common stock and is able to influence or control the corporate actions of our company. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, we and our prior majority stockholder, Teamasia, amended certain terms of the outstanding $3.5 million principal amount of convertible debentures held by Teamasia, which otherwise would have become due and payable in May and June 2001, as follows: (1) the maturity date was extended for one year; (2) interest will accrue at the prime rate and be payable on the maturity date; and (3) the conversion rate was reduced from $8.75 to $3.45, the closing price of our common stock on May 10, 2001 (after giving effect to the 1-for-5 reverse stock split effective on September 26, 2001). In addition, we issued to Teamasia a warrant to purchase 319,800 shares of common stock at an exercise price of $1.10 per share. Teamasia is entitled to nominate one director for election to our Board of Directors for so long as it continues to own at least five percent of our outstanding common stock.

During the fiscal year ended March 31, 2002, we manufactured an aggregate of approximately $1.0 million of wafers for Teamasia.

At various times during the fiscal year ended March 31, 2002, Mr. Pinamaneni made interest-free loans to our company to enable us to finance necessary operating costs and expenses. The maximum outstanding balance owed to Mr. Pinamaneni at any time during the fiscal year ended March 31, 2002 was approximately $1.4 million. Total advances made during fiscal 2002 were approximately $3.5 million. All such advances were repaid by the Company at March 31, 2002.

Ralph Brandi serves as an executive officer of Microsemi Corporation, and, during the fiscal year ended March 31, 2002, we manufactured an aggregate of approximately $6.0 million wafers for Microsemi Corporation.

EMPLOYMENT CONTRACTS

In January 2001, we entered into a four year employment agreement with John Chu, subject to automatic renewal for periods of one year until either party provides written notice. We can terminate Mr. Chu’s employment before the end of the four years by providing 30 days notice. The employment agreement provides for an annual salary of $230,000.00 and an option grant of 50,000 shares (giving effect to the 1-for-5 reverse stock split effective September 26, 2001), both subject to review and approval by the Board of Directors. Also, Mr. Chu’s employment agreement provides that he will be eligible for a bonus targeted to be 40% of his annual base salary, which could be paid quarterly; however, no bonuses were paid during fiscal year ended March 31, 2002. If Mr. Chu’s employment is terminated without cause, then he is entitled to receive his salary and benefits during the 12 months following his termination, as well as any accrued and unused vacation time. Also upon his termination without cause, all options that would otherwise vest during the year following his termination shall be accelerated and become fully vested. Mr. Chu’s receipt of such consideration for termination without cause is conditioned upon his not competing against us during that 12-month period following his termination. Mr. Chu resigned from the Company in April 2002 and he was issued 183,375 shares of common stock of IMP Inc as separation package which included a bonus of $92,000 for the fiscal year ended March 31, 2002

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Auditors

•	Balance sheets as of March 31, 2002 and March 31, 2001

•	Statements of operations for each of the three years in the period ended March 31, 2002

•	Statement of stockholder’s equity (deficit) for each of the three years in the period ended March 31, 2002

•	Statements of cash flows for each of the three years in the period ended March 31, 2002

•	Notes to financial statements

Financial statement schedules for each of the three years in the period ended March 31, 2002: Report of Independent Auditors on Financial Statement Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K

•	The Company filed a report on Form 8-K on November 3, 2001 in connection with a change in control of the Company.

•	The Company filed a report on Form 8-K on May 1, 2001 in connection with a change in control of the Company.

•	The Company filed a report on Form 8-K on March 12, 2001 in connection with the change of the Company’s fiscal year-end from March 24 to March 31.

•	The Company filed a report on Form 8-K on January 16, 2001 in connection with the issuance of a convertible debenture due June 18, 2001.

•	The Company filed a report on Form 8-K on December 6, 2000 in connection with the issuance of a convertible due May 28, 2001.

•	The Company filed a report on Form 8-K on October 13, 2000 in connection with the appointment of KPMG LLP as the Company’s new independent accountants as of September 14, 2000.

•	The Company filed a report on Form 8-K on August 15, 2000 in connection with the resignation of PriceWaterhouseCoopers LLP as the principal accountant as of August 8, 2000.

•	The Company filed a report on Form 8-K on June 30, 2000 in connection a change in control of the Company.

•	The Company filed a report on Form 8-K on February 16, 1999 in connection with the sale of common stock.

(c)	Listing of Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1(5)	Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(8)	Certificate of Amendment to Restated Certificate of Incorporation.

10.21(1)	Real Property Lease Agreement dated as of August 26, 1981 between the Company and Orchard Investment Company No. 701.

10.22(1)	Real Property Lease Agreement dated as of July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.23(1)	Real Property Lease Agreement dated as of August 1, 1984 between the Company and Orchard Investment Company No. 701.

10.29(1)	Form of Indemnification Agreement executed by the Company and its officers and directors.

10.40(2)+	Letter Agreement dated October 19, 1987 between the Company and George Rassam.

10.47(6)	Technology Agreement between the Company and IMP Europe Limited.

10.48(6)	Supply Agreement between the Company and IMP Europe Limited.

10.49(6)	Agreement for the sale and purchase of all the A Ordinary Shares in IMP Europe Limited dated as of July 3, 1990, between the Company and Dialogue Semiconductor Limited.

10.50(7)*	License Agreement dated as of September 12, 1991, between the Company and Asahi Chemical Industry Co., Ltd.

10.51(7)*	Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.

EXHIBIT
NUMBER	DESCRIPTION

10.53(7)*	Heads of Agreement dated as of March 27, 1992, between the Company and South African Micro-Electronic Systems Pty Limited.

10.54(8)	First Amendment dated March 11, 1994 to Real Property Lease Agreement dated August 26, 1981 between the Company and Orchard Investments Company No. 701.

10.55(8)	First Amendment dated December 21, 1987, Second Amendment dated March 15, 1989, Third Amendment dated November 25,1991, Fourth Amendment dated December 13, 1993 and Fifth Amendment dated March 11, 1994 to the Real Estate Lease Agreement dated July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.56(9)	Loan Modification Agreement dated September 19, 1995 by and between the Company and Silicon Valley Bank.

10.57(9)+	Letter Agreement dated February 13, 1995 between the Company and David Laws.

10.58(9)	Real Property Sublease Agreement dated November 9, 1992 by and between the Company and AT&T Resource Management Corporation, and Master Lease dated September 23, 1986 by and between AT&T Resource Management Corporation and American Telephone and Telegraph Company.

10.60(3)+	1996 Employee Stock Purchase Plan.

10.61(4)+	IMP, Inc. Stock Option Plan (as amended and restated through May 14, 1997)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2	Consent of KPMG LLP, Independent Auditors

23.3	Consent of BDO Seidman, LLP, Independent Certified Public Accountants

•	Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit.

•	"*” on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-13600) declared effective by the Securities and Exchange Commission on June 10, 1987.

(2)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 27, 1988 filed with the Securities and Exchange Commission on June 25, 1988.

(3)	Incorporated by reference to exhibit number 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-14997), as filed with the Securities and Exchange Commission on October 29, 1996.

(4)	Incorporated by reference to exhibit number 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-36723) as filed with the Securities and Exchange Commission on September 30, 1997.

(5)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 26, 1989 filed with the Securities and Exchange Commission on June 26, 1989.

(6)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 1991 filed with the Securities and Exchange Commission on July 1, 1991.

(7)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 29, 1992 filed with the Securities and Exchange Commission on June 29, 1992, as amended by Amendment to Application or Report on Form 8 filed with the Securities and Exchange Commission on September 16, 1992.

(8)	Portions incorporated by reference from an identically numbered exhibit filed with the Company’s Amendment to the Annual Report on Form 10-K for the year ended March 27, 1994 filed with the Securities and Exchange Commission on July 6, 1994.

(9)	Portions incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 26, 1995 filed with the Securities and Exchange Commission on June 26, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 15th day of July, 202.

IMP, INC.

By: /s/ Subbarao Pinamaneni
Subbarao Pinamaneni
CEO and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Subbarao Pinamaneni and Tarsaim Batra , or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Subbarao Pinamaneni	Chairman, President and Chief Executive Officer	July 15th, 2002

/s/Ralph Brandi	Director	July 15th, 2002

/s/A.S.T. Rajan	Director	July 15th, 2002

Subbarao Pinamaneni

/s/Jitu Somaya	Director	July 15th, 2002

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
IMP, Inc.

Under date of August 6, 2001, we reported on the balance sheet of IMP, Inc. (the Company) as of March 31, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2001. The audit report on the financial statements of IMP, Inc., referred to above, contains an explanatory paragraph that states that the Company’s recurring losses from operations and net capital deficiency raise substantial doubt about the entity’s ability to continue as a going concern. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The financial statement schedule does not include any adjustments that might result from the outcome of the uncertainty about the Company’s ability to continue as a going concern.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California August 6, 2001

SCHEDULE II
IMP, Inc.
Valuation and Qualifying Accounts
(in thousands)

	BALANCE AT THE	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND	DEDUCTIONS	THE END OF
	THE PERIOD	EXPENSES	WRITE-OFFS	PERIOD

Allowance for doubtful accounts and returns:

Year ended March 26, 2000	$2,529	$(35)	$(2,274)	$220

Year ended March 31, 2001	$220	$2,091	$(21)	$2,290

Year ended March 31, 2002	$2,290	$920	$(3,060)	$150

Allowance for obsolete and slow moving inventories:

Year ended March 26, 2000	$872	$1,011	$653	$1,230

Year ended March 31, 2001	$1,230	$832	$236	$1,826

Year ended March 31, 2002	$1,826	$200	$(1,826)	$200

EXHIBIT
NUMBER	DESCRIPTION

3.1(5)	Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(8)	Certificate of Amendment to Restated Certificate of Incorporation.

10.21(1)	Real Property Lease Agreement dated as of August 26, 1981 between the Company and

Orchard Investment Company No. 701.

10.22(1)	Real Property Lease Agreement dated as of July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.23(1)	Real Property Lease Agreement dated as of August 1, 1984 between the Company and Orchard Investment Company No. 701.

10.29(1)	Form of Indemnification Agreement executed by the Company and its officers and directors.

10.40(2)+	Letter Agreement dated October 19, 1987 between the Company and George Rassam.

10.47(6)	Technology Agreement between the Company and IMP Europe Limited.

10.48(6)	Supply Agreement between the Company and IMP Europe Limited.

10.49(6)	Agreement for the sale and purchase of all the A Ordinary Shares in IMP Europe Limited dated as of July 3, 1990, between the Company and Dialogue Semiconductor Limited.

10.50(7)*	License Agreement dated as of September 12, 1991, between the Company and Asahi Chemical Industry Co., Ltd.

10.51(7)*	Distributorship Agreement dated as of December 1, 1991 by and between the Company and Asahi Chemical Industry Co., Ltd.

10.53(7)*	Heads of Agreement dated as of March 27, 1992, between the Company and South African Micro-Electronic Systems Pty Limited.

10.54(8)	First Amendment dated March 11, 1994 to Real Property Lease Agreement dated August 26, 1981 between the Company and Orchard Investments Company No. 701.

10.55(8)	First Amendment dated December 21, 1987, Second Amendment dated March 15, 1989, Third Amendment dated November 25,1991, Fourth Amendment dated December 13, 1993 and Fifth Amendment dated March 11, 1994 to the Real Estate Lease Agreement dated July 6, 1983 between the Company and Orchard Investment Company No. 701.

10.56(9)	Loan Modification Agreement dated September 19, 1995 by and between the Company and Silicon Valley Bank.

10.57(9)+	Letter Agreement dated February 13, 1995 between the Company and David Laws.

10.58(9)	Real Property Sublease Agreement dated November 9, 1992 by and between the Company and AT&T Resource Management Corporation, and Master Lease dated September 23, 1986 by and between AT&T Resource Management Corporation and American Telephone and Telegraph Company.

10.60(3)+	1996 Employee Stock Purchase Plan.

10.61(4)+	IMP, Inc. Stock Option Plan (as amended and restated through May 14, 1997)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2	Consent of KPMG LLP, Independent Auditors

23.3	Consent of BDO Seidman, LLP, Independent Certified Public Accountants.

•	Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit.

•	"*” on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-13600) declared effective by the Securities and Exchange Commission on June 10, 1987.

(2)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 27, 1988 filed with the Securities and Exchange Commission on June 25, 1988.

(3)	Incorporated by reference to exhibit number 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-14997), as filed with the Securities and Exchange Commission on October 29, 1996.

(4)	Incorporated by reference to exhibit number 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-36723) as filed with the Securities and Exchange Commission on September 30, 1997.

(5)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 26, 1989 filed with the Securities and Exchange Commission on June 26, 1989.

(6)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 1991 filed with the Securities and Exchange Commission on July 1, 1991.

(7)	Incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 29, 1992 filed with the Securities and Exchange Commission on June 29, 1992, as amended by Amendment to Application or Report on Form 8 filed with the Securities and Exchange Commission on September 16, 1992.

(8)	Portions incorporated by reference from an identically numbered exhibit filed with the Company’s Amendment to the Annual Report on Form 10-K for the year ended March 27, 1994 filed with the Securities and Exchange Commission on July 6, 1994.

(9)	Portions incorporated by reference from an identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 26, 1995 filed with the Securities and Exchange Commission on June 26, 1995.