Form 10-Q
period 2002-06-30
IMP INC
filed 2002-08-20
CIK 812927

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-15858

IMP, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2722142 (IRS Employer Identification No.)

2830 North First Street, San Jose, CA (Address of principal executive offices)	95134 (Zip Code)

Registrant’s telephone number, including area code (408) 432-9100

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

Yes           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at June 30, 2002:8,271,375

IMP, Inc.
FORM 10-Q
Three Months Ended June 30, 2002

IMP, Inc.
CONDENSED
BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	JUNE 30,	MARCH 31,
	2002	2002

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$49	$31

Accounts receivable, net of allowances for doubtful accounts and returns of $150 and $150	2,407	3,565

Inventories	6,831	7,483

Other current assets	1,003	602

Total current assets	10,290	11,681

Property and equipment:

Leasehold improvements	9,072	9,072

Machinery and equipment	85,443	84,835

	94,515	93,907

Less: Accumulated depreciation and amortization	88,450	88,071

Net property and equipment	6,065	5,836

Deposits and other long term assets	133	143

	$16,488	$17,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Short-term debt	$215	$505

Convertible debentures due to related party, net	2,771	2,891

Current portion of capital lease obligations	2,050	1,828

Trade accounts payable	3,759	4,381

Accrued payroll and related expenses	1,567	1,410

Other current liabilities	863	1,746

Total current liabilities	11,225	12,761

Long term portion of capital lease obligations	—	—

Total liabilities	$11,225	$12,761

Commitments and contingencies

Stockholders’ equity (deficit):

Convertible preferred stock, $0.001 par value; 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.01 par value; 20,000 shares authorized; 7,790 and 7,291 shares issued and outstanding	78	73

Additional paid in capital	86,826	86,464

Obligations to issue common stock	—	40

Treasury stock; at cost, 40 shares	(3,897)	(3,897)

Accumulated deficit	(77,744)	(77,781)

Total stockholders’ equity (deficit)	5,263	4,899

	$16,488	$17,660

See accompanying notes to unaudited condensed financial statements.

IMP, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED

	JUNE 30, 2002	JUNE 30, 2001

Net revenues:

Component	$3,773	$7,382

Design and engineering services	—	—

	3,773	7,382

Cost of revenues

Component	$2,835	$4,925

Design and engineering services	—	—

	2,835	4,925

Gross profit	938	2,457

Operating expenses:

Research and development	494	588

Selling, general and administrative	513	1,020

Gain on disposal of fixed assets	(29)	—

Total operating expenses	978	1,608

Income (loss) from operations	(40)	849

Interest expense	(238)	(423)

Other income, net	315	—

Net income	$37	$426

Basic net income per share	$0.00	$0.23

Diluted net income per share	$0.00	$0.10

Shares used in computing basic net income (loss) per share	7,790	1,809

Shares used in diluted	10,371	4,390

See accompanying notes to unaudited condensed financial statements.

IMP, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	THREE MONTHS ENDED

	JUNE 30,	JUNE 30,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$37	$426

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	448	684

Fees for late payments of capital lease		14

Gain on disposal of fixed assets	(29)

Amortization of debt discount	170	228

Provision for doubtful accounts	—	566

Provision for obsolete and slow moving inventory	—	—

Changes in operating assets and liabilities:

Accounts receivable	1,158	(2,884)

Accounts receivable from related party	—	391

Inventories	652	(353)

Other current assets	(401)	95

Deposits and other long term assets	10	25

Trade accounts payable	(738)	(1,355)

Other current liabilities	(883)	2

Accrued payroll and related expenses	157	(41)

Net cash provided by (used in) operating activities	581	(2,202)

Cash flows from investing activities:

Purchase of property and equipment	(54)	(16)

Proceeds from sale of property and equipment	21	—

Net cash provided by (used in) investing activities	(33)	(16)

Cash flows from financing activities:

Proceeds from (repayments of) issuance of convertible debentures	(120)

Net repayments of short-term advance from related parties	(63)	(513)

Net proceeds (repayments) from revolving credit facility	—	872

Proceeds from equipment notes payable	—	—

Repayments of equipment notes payable	(247)	—

Payments under capital lease obligations	(120)	(184)

Net proceeds from line of credit	—

Bank overdraft	20

Advance proceeds from issuance of common stock	—	2,220

Proceeds from issuance of common stock	—	—

Net cash provided by (used) in financing activities	(530)	2,395

Net increase in cash and cash equivalents	18	177

Cash and cash equivalents at beginning of period	31	41

Cash and cash equivalents at end of period	$49	$218

Supplemental information:

Cash paid during the period for interest	$2	$78

Acquisition of equipment under capital lease obligations	$622	$—

Issuance of common stock for settlement of liabilities	$367

Discount on convertible debentures	—	$1,635

Return of equipment and reduction of accounts payable	$8	$252

See accompanying notes to unaudited condensed financial statements.

IMP, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Business. IMP, Inc. (the “Company”), a Delaware corporation founded in 1981, develops and manufactures analog CMOS integrated circuit solutions for communications, computer and control applications.

In September 2001, Subba Mok LLC (“Subba Mok”), a limited liability company headquartered in the United States of America, acquired approximately 72% of the common stock of the Company. As a result of the shares issued in connection with this transaction, the ownership of Teamasia Semiconductors (India) Ltd., (“Teamasia”), a private corporation headquartered in India, was reduced from approximately 51% to 14% of the Company.

In 2001, the Company changed its year end to March 31 of each year. Prior to the year ended March 31, 2001, the Company’s fiscal year ended on the Sunday nearest to March 31.

NOTE 2 — BASIS OF PRESENTATION

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

Reverse stock split. Effective September 2001, the Company effected a one-for-five reverse split of its common stock. All shares and per share amounts in these financial statements have been retrospectively restated to reflect such reverse split.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of June 30, 2002, the Company has a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has failed to make various scheduled payments due under its prior credit facility, equipment notes payable and its capital lease obligations. As a result the Company is in default with respect to these agreements. The Company has been successful in renegotiating the payments with all lease vendors and is on schedule in making payments per the new terms and continues to negotiate with others to settle the payment plans.

The indebtedness related to agreements in which the Company is in default is classified as current on the Company’s balance sheets as of June 30, 2002 and March 31, 2002 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company’s indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

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

In the year 2001 the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002 and subsequently extended further until August 15, 2002. In consideration for the extension, the Company has issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10. The convertible debentures are convertible into common stock, at Teamasia’s option at a conversion ratio of $3.45 per share.

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

Certain Events Have Occurred Which May Have An Impact On The Company’s Ability To Continue As A Going Concern, Including:

In June 2001, International Rectifier Corporation (IR) notified the Company that it was canceling future orders. Revenues from IR for the years ended March 31, 2001 and March 26, 2000 totaled $9.3 million and $7.7 million, respectively. Accounts receivable due from IR as of June 30, 2002 totaled $411,625. However IR continues to do business with the Company at a lower revenue and the revenues from IR for the year ended March 31, 2002 were$3.9 million and for the period ended June 30, 2002 were $0.3 million.

On July 10, 2001, CIT gave notice of termination and acceleration and demand for repayment for both the revolving credit facility and the term loan. This cancellation results from defaults under both the CIT agreement and related forbearance letters. CIT has declared all obligations due and payable as of July 11, 2001. The final payment to CIT has been made.

At June 30, 2002, the Company owed to the Internal Revenue Service (“IRS”) approximately $1,169,276 in federal unemployment taxes, including approximately $880,000 in delinquent taxes, penalties and interest. The Company has had discussions with the IRS in an effort to reach a mutually agreeable payment schedule. There can be no assurances that the Company will be able to reach a mutually agreeable settlement or, in the event that such a settlement is reached, that the Company will be able to comply with the payment terms of such settlement.

During the year ended March 31, 2002, management has put in place plans designed to reduce the costs of operating the business, improve the operating efficiency of the Company’s manufacturing facility and obtain new customers. As a result of this effort, the Company generated operating income, reduced capital absorbed in operating activities and improved its working capital position during the year ended March 31, 2002. The Company continues to focus on its effort to reduce costs further. If the Company is unable to successfully continue to meet its obligations under the renegotiated payment terms on its borrowings, or if management’s operating plans do not materialize, this could significantly and adversely impact the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Sales to foreign distributors are FOB. IMP shipment location and the title of the products sold passes from the seller to the buyer at the FOB point. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective January 1, 2001. The adoption of SAB No. 101 did not have an impact on the Company’s financial statements.

Sales return allowance. The Company reduces sales for estimated returns of products. The sales return allowance is based on the Company’s historical experience.

NOTE 4 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at June 30, 2002 and March 31, 2002.

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the note payable and capital lease obligations approximate fair value.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following (in thousands):

	JUNE 30, 2002	MARCH 31, 2002

Raw materials	$298	$363

Work-in-process	4,749	5,313

Finished goods	1,784	1,807

	$6,831	$7,483

During the year ended March 31, 2000, the Company re-evaluated the practical production capacity of its fabrication facility in the light of measures taken to reduce the costs and improve the efficiency of the manufacturing process, and considering the steep decline in the semiconductor market during the first six months of fiscal 2001. Prior to the quarter ended June 30, 2001, the practical capacity of the Company’s fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrications facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, to the extent actual production is at or near 1,200 per week, overhead absorption is higher than it would have been using the estimated production capacity of 3,000 wafers per week.

NOTE 6 — BORROWINGS

The Company has entered into various borrowing arrangements to finance operations and equipment purchases. Borrowings consist of the following (in thousands):

	JUNE 30,	MARCH 31,
	2002	2002

Revolving credit facility	$—	$—

Bank overdraft	113	93

Equipment notes	102	349

Short term advance from related parties	—	63

Convertible debentures from related party	2,771	2,891

Total borrowings	2,987	3,396

Less current portion	2,987	3,396

Long term borrowings	$—	$—

Revolving Credit Facility. On April 30, 1999, the Company entered into a revolving credit facility with the CIT Group (CIT). The maximum and minimum amount of the borrowing under the facility was $9.5 million and $2.5 million, respectively. The Company was able to borrow up to $7.5 million secured by up to 80% of eligible accounts receivable and 25% of the Company’s inventory of raw materials. Up to $1.0 million of the $7.5 million was based on the raw material inventory. The remaining $2.0 million of the facility was for term loans for equipment purchases. The original term of the facility was for a minimum period to April 30, 2002. However, due to default by the Company of the terms of the facility, on July 10, 2001, CIT terminated the facility and accelerated repayment of both the revolving credit facility and equipment term loans to July 11, 2001. All amounts due to CIT were paid in August, 2001.

Short-term advance from related party. Subba Mok LLC advanced the Company various amounts during the year to cover operating expenses, and paid certain vendors directly on behalf of the Company. The advance does not bear interest and no repayment terms have been established. Total amount of such expenses /payments incurred are $0.6 millions.

Convertible debentures from related party. In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture due on June 18, 2001. The debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia’s option, representing a conversion ratio equal to $8.75 per share.

In May 2001, the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002. In consideration for the extension, the Company issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10 and subsequently further extended to September 15, 2002. The convertible debentures are convertible into common stock, at Teamasia’s option at a conversion ratio of $3.45 per share.

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

$3,500,000

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debenture and is being amortized into interest expense over 12 months. During the fiscal year ended March 31, 2002 and quarter ended June 30, 2002, approximately $1,463,000 and $171,000 was amortized into interest expense.

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

NOTE 7 — LEASING ARRANGEMENTS AND COMMITMENTS

The Company leases certain machinery and equipment under long-term lease agreements, which are reported as capital leases. The terms of the leases range from four to five years, with purchase options at the end of the respective lease terms. The Company leases its San Jose facility under a non-cancelable operating lease, which will expire in December 2006. The lease requires the Company to pay tax, insurance and maintenance expenses. Rental expense is recorded using the straight-line method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that would cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled “Business” in our Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

This information should also be read along with the unaudited condensed financial statements and notes thereto included in Item I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report filed in Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended

	June 30, 2002	June 30, 2001

Total revenues	100.0%	100.0%

Cost of revenue	75.1	66.7

Gross margin	24.9	33.3

Operating expenses:

Research and development	13.1	8.0

Selling, general and administrative	13.6	13.8

Gain on disposal of fixed assets	(0.8)	(0.0)

Operating income (loss)	(1.1)	11.5

Interest expense	(6.3)	(5.7)

Other income, net	8.3	—

Net income	1.0%	5.8%

During the quarter ended June 30, 2002, the Company generated net revenues of $3.8 million compared to $7.4 million for the same period of the prior year. The decrease in net revenues was due to decreased demand for the Company’s foundry products. Foundry product sales accounted for 36.25% of net revenues in the quarter ended June 30, 2002 and standard product sales accounted for 64% of net revenues in the quarter ended June 30, 2002. Among standard products supervisor series of products accounted for approximately 39% and discrete power devices accounted for 29% of the net revenue for the quarter ended June 30, 2002.

For the three months ended June 30, 2002, the Company’s largest customers were International Rectifier, Signal Processing Technology and Dialog, which accounted for approximately 20%, 5% and 2% of net revenues and 9%, 1%, and 2% of net receivables at June 30, 2002, respectively.

COST OF REVENUES. Cost of revenues in the three months ended June 30, 2002 was $2.8 million, representing 75% of net revenues compared to $5.0 million, representing 67% of net revenues for the same quarter in the prior fiscal year. The increase in cost of revenues as a percentage of sales is a result of decreased revenue and underutilization of the manufacturing capacity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $493,700 (13.1% of revenue) in the quarter ended June 30, 2002 compared to $588,000 (8.0% of revenue) in the corresponding quarter of the prior fiscal year. Costs of engineering resources associated with design revenue are included in costs of sales in the quarter ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $513,000 (13.6% of net revenues) in the quarter ended June 30, 2002, down from $1,020,000 (14% of net revenues) in the same quarter of the prior year. The decrease in expenses is due to the cost cutting measures taken by the Company.

INTEREST EXPENSES. Interest expense for the three months ended June 30, 2002 was $238,000 as compared to $423,000 for the same quarter ended June 30, 2001. The decrease in interest expenses is due to decrease in borrowings.

OTHER INCOME, NET. Other income was $313,961 for the quarter ended June 30, 2002 compared to $Nil for the comparative quarter in the prior year.

NET INCOME (LOSS). The Company had a net income $36,570 for the three months ended June 30, 2002, or $0.004 per share, compared to a net income of $426,000 in the quarter ended June 30, 2001 or $0.23 (pre-split $.05) per share. The Company has taken a number of actions designed to enable the Company to show profitable results at much lower revenue levels than historical levels. Scaled down operations, cost control and improvements in our manufacturing efficiency are the major drivers of the Company’s return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $49,000 at June 30, 2002 from $31,000 at March 31, 2002.

Net cash provided by operating activities in the quarter ended June 30, 2002 were $581,000 as compared to net cash used in operating activities in quarter ended June 30, 2001 of $2.2 million. The improvement of $2.8 million is primarily attributable to cash flow changes attributable to accounts receivables, which used 2.9 million cash flow for the quarter ended June 30, 2001 and provided $1.2 million of cash flow are the quarter ended June 30, 2002. During the quarter ended June 30, 2002, the Company’s cash flows were favorably effected by approximately $1.0 million in receivables that were sold without recourse by the Company to an affiliated entity.

Net cash used for investing activities were $33,000 in quarter ended June 30, 2002 as compared to net cash used for investing activities of $16,000 in quarter ended June 30, 2001.

Net cash used in financing activities was $530,000 in quarter ended June 30, 2002 as compared to net cash provided by financing activities of approximately $2.4 million in quarter ended June 30, 2001.

The Company continues to experience severe liquidity problems and absorb capital infusion in its operating activities. As of June 30, 2002, the Company had a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company made payments of $120,000 on capital lease obligations and $247,000 on equipment notes during the quarter ending June 30, 2002.

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

As of June 30, 2002, the Company’s current portion of debt and capital lease obligations of $2.99 million is comprised of (i) $217,000 of equipment notes, and (ii) $2.77 million of capital lease obligations The capital lease obligations are comprised of ten individual leases, all of which except one are current .

As of June 30, 2002, the Company’s long term portion of capital lease obligations are nil. The Company’s long-term portion of capital lease obligations outstanding were $528,000 and this is compromised of four lessors as at June 30, 2001.

In fiscal year 2002, the Company entered into an agreement with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of $3.5 million of convertible debentures until September 30, 2002. In addition, under the agreement, Subba Mok LLC, an investor group led by the Chairman of the Board of Directors purchased stock representing 72% of the Company’s equity for $6.0 million. All proceeds were received by July 31, 2001.

At June 30, 2002, the Company owed to the Internal Revenue Service (“IRS”) approximately $1,169,276 in federal unemployment taxes, including delinquent taxes, penalties and interest. The Company has had discussions with the IRS in an effort to reach a mutually agreeable payment schedule. There can be no assurances that the Company will be able to reach a mutually agreeable settlement or, in the event that such a settlement is reached, that the Company will be able to comply with the payment terms of such settlement.

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

FACTORS AFFECTING FUTURE RESULTS

The Company has minimal financial resources and its operating needs in fiscal 2002 were funded principally from the collection of accounts receivable and from the sale of common stock to Subba Mok LLC. In the event cash flow from accounts receivable is reduced or interrupted by slow collections, or by a decrease in revenue generation, the Company will be unable to meet its obligations. The Company’s independent auditors stated in their auditors’ report that the Company’s severe liquidity problems raise substantial doubt about whether the Company can continue as a going concern. The Company continues to focus on restructuring its operations to conserve cash. The Company has reported operating income for the fiscal year 2002 and losses for the previous years starting from 1997. These losses continue to affect the cash flow.

Our cash balance has decreased over each of the last several quarters. As of June 30, 2002, we had cash and cash equivalents of approximately $49,000.

The Company sells its products to distributors and manufacturers in Southeast Asia, which is currently experiencing an economic downturn. Sales in this region accounted for approximately more than 60 % of the Company’s net revenues in the quarter ended June 30, 2002. The Company experienced a slight growth in revenues from this region during fiscal year. However, should the region not be able to overcome its economic problems, there is no assurance that the Company’s results of operations will not continue to be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant drop off in sales in the fourth quarter of fiscal year 2001 and subsequent quarters of fiscal year 2002 and the quarter ended on June 30, 2002. The reduced sales and corresponding reduction in cash flow has compounded the Company’s liquidity issues. The downturn in the semiconductor market is expected to continue for the foreseeable future, though IMP’s revenue has stabilized due to a slight increase in revenue of its standard products.

In June 2001, International Rectifier Corporation (“IR”) notified the Company that it would be canceling future orders. IR continues to do business at reduced revenues with the Company.

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

New products and process technologies require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company’s current products, the future results of operations will be adversely impacted.

Although we are not currently a party to any material litigation relating to patents and other intellectual property rights, because of technological developments in the semiconductor industry, it may be possible that certain of our designs or processes may involve infringement of existing patents. We also cannot be sure that any of our patents will not be invalidated, circumvented or challenged, that the rights granted there under will provide competitive advantages to us or that any of our pending or future patent applications will be issued. We have from time to time received, and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, if a third party were to make a valid intellectual property claim and a license were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost and a drain on our limited resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others.

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

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company’s common stock from the exchange. The reasons for the delisting hearing include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and complete a reverse stock split. We are required to maintain a minimum bid price for our common stock by September 2002. The Company does not know whether it will be able to maintain its Nasdaq listing.

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

Many of our competitors have substantially greater technical, manufacturing, and financial and marketing resources than we do. Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than our competitor’s products that are denominated in local currency. We expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

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

Basis of Presentation. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company continue to experience severe liquidity problems and absorb cash in its operating activities and, as of March 31, 2002, have a working capital deficiency, are in default under the terms of certain financing agreements, are delinquent in the payment of its federal unemployment taxes, and have limited financial resources available to meet immediate cash requirements. These matters raise substantial doubt about Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue recognition. Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Sales to foreign distributors are FOB IMP’S shipment location and the title of the products sold passes from the seller to the buyer at the FOB shipping point. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective beginning of fiscal year 2001. The adoption of SAB No. 101 did not have an impact on Company’s financial statements.

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

Inventory. The Company values its inventory at the lower of the actual cost to market and/or manufacture the inventory. The management regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on Company’s estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2002, demand for Company’s products can fluctuate significantly. A significant increase in the demand for the products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if management believes that inventory is determined to be overvalued, the Company would be required to recognize such costs in the cost of goods sold at the time of such determination. Likewise, if the inventory is determined to be undervalued, the Company may have over-reported the costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company make every effort to ensure the accuracy of the forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of closing inventory and reported operating results.

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

At June 30, 2002, the Company had approximately $1.83 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term would not have material impact on the Company’s net income or cash flows. The Company does not hedge any interest rate exposures.

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

Date: August 19, 2002.	IMP Inc. Registrant

	By:	/s/Subbarao Pinamaneni

		Name: Title:	Subbarao Pinamaneni Chairman of the Board