Form 10-Q
period 2002-09-30
IMP INC
filed 2002-11-18
CIK 812927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X]          Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

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

--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

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

Common Stock, $0.01 par value outstanding at November 15, 2002: 7,790,688

                                    IMP, Inc.
                                    FORM 10-Q
              Three Months and Six Months Ended September 30, 2002

                                      INDEX

                                                                                                           PAGE
Part I:  Financial Information (unaudited)
            Condensed Balance Sheets as of September 30, 2002 and March 31, 2002                             3
            Condensed Statements of Income for the three months and six months ended
              September 30, 2002 and September 30, 2001                                                      4
            Condensed Statements of Cash Flows for the six months ended
              September 30, 2002 and  September 30, 2001                                                     5
            Notes to condensed financial statements                                                          6
            Management's discussion and analysis of financial condition and results of operations           10
Part II: Other Information
            Item 1. Legal Proceedings                                                                       19
            Item 2. Defaults by the Company on its Senior Securities                                        19
            Item 3. Reports on Form 8-K                                                                     19
            Item 4. Controls and Procedures                                                                 19
            Signatures                                                                                      20
            Certification                                                                                   22
            Certification                                                                                   23
            Certification                                                                                   24
            Certification                                                                                   25

                                    IMP, Inc.
                                    CONDENSED
                                 BALANCE SHEETS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                                        SEPTEMBER 30,      MARCH 31,
                                                                                                            2002             2002
                                                                                                          --------         --------
ASSETS
Current Assets:
Cash and cash equivalents ........................................................................        $     16         $     31
Accounts receivable, net of allowances for doubtful accounts and returns of $400 and $150 ........           2,780            3,565
Inventories ......................................................................................           6,388            7,483
Other current assets .............................................................................           1,155              602
                                                                                                          --------         --------
Total current assets .............................................................................          10,339           11,681
Property and equipment:
Leasehold improvements ...........................................................................           9,072            9,072
Machinery and equipment ..........................................................................          85,522           84,835
                                                                                                          --------         --------
                                                                                                            94,594           93,907
Less: Accumulated depreciation and amortization ..................................................          88,867           88,071
                                                                                                          --------         --------
Net property and equipment .......................................................................           5,727            5,836
Deposits and other long term assets ..............................................................             124              143
                                                                                                          --------         --------
                                                                                                          $ 16,190         $ 17,660
                                                                                                          --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt ..................................................................................        $    103         $    505
Convertible debentures due to related party, net .................................................           2,771            2,891
Current portion of capital lease obligations .....................................................           1,489            1,828
Trade accounts payable ...........................................................................           3,877            4,381
Accrued payroll and related expenses .............................................................           1,879            1,410
Other current liabilities ........................................................................             721            1,746
                                                                                                          --------         --------
Total current liabilities ........................................................................          10,840           12,761
Long term portion of capital lease obligations ...................................................            --               --
                                                                                                          --------         --------
Total liabilities ................................................................................        $ 10,840         $ 12,761
                                                                                                          --------         --------
Commitments and contingencies
Stockholders' equity :
Convertible preferred stock, $0.001 par value; 1,000 shares authorized; no shares
  issued and outstanding .........................................................................            --               --
Common stock, $0.01 par value; 20,000 shares authorized; 7,790 and 7,291 shares
  issued and outstanding .........................................................................              78               73
Additional paid in capital .......................................................................          86,826           86,464
Obligations to issue common stock ................................................................            --                 40
Treasury stock; at cost, 40 shares ...............................................................          (3,897)          (3,897)
Accumulated deficit ..............................................................................         (77,657)         (77,781)
                                                                                                          --------         --------
Total stockholders' equity .......................................................................           5,350            4,899
                                                                                                          --------         --------
                                                                                                          $ 16,190         $ 17,660
                                                                                                          --------         --------

See accompanying notes to unaudited condensed financial statements

                                    IMP, Inc.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              -------------------------------      --------------------------------
                                                              September 30,     September 30,      September 30,      September 30,
                                                                  2002               2001               2002               2001
                                                                --------           --------           --------           --------
Net revenues:
     Component .........................................        $  3,768           $  6,678           $  7,541           $ 14,060
     Design and engineering services ...................            --                   86               --                   86
                                                                --------           --------           --------           --------
                                                                   3,768              6,764              7,541             14,146
Cost of revenues
     Component .........................................           2,455              4,029              5,290              8,954
     Design and engineering services ...................            --                   56               --                   56
                                                                --------           --------           --------           --------
                                                                   2,455              4,085              5,290              9,010
Gross profit ...........................................           1,313              2,679              2,251              5,136

Operating expenses:
     Research and development ..........................             437                556                931              1,144
     Selling, general and administrative ...............             855              1,631              1,368              2,651
     Gain on disposal of fixed assets ..................            --                  (80)               (29)               (80)
                                                                --------           --------           --------           --------
Total operating expenses ...............................           1,292              2,107              2,270              3,715
                                                                --------           --------           --------           --------
Income (loss) from operations ..........................              21                572                (19)             1,421

Interest expense .......................................             (24)              (211)               (92)              (406)
Amortization of debt discount ..........................            --                 (412)              (170)              (640)
Other income, net ......................................              90                 57                405                 57
                                                                --------           --------           --------           --------
Net income .............................................        $     87           $      6           $    124           $    432
                                                                ========           ========           ========           ========

Basic Earnings Per Share ...............................        $   0.01           $   0.00           $   0.02           $   0.11
                                                                --------           --------           --------           --------
Diluted Earnings Per Share .............................        $   0.01           $   0.00           $   0.01           $   0.10
                                                                ========           ========           ========           ========

Weighted-average shares outstanding ....................           7,790              6,230              7,597              4,039
                                                                ========           ========           ========           ========
Diluted weighted-average shares outstanding ............           8,593              6,406              8,400              4,216
                                                                ========           ========           ========           ========

See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                         SIX MONTHS ENDED
                                                                                                    -----------------------------
                                                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                                                        2002            2001
                                                                                                      -------         -------
Cash flows from operating activities:
   Net income ..................................................................................      $   124         $   432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization ...............................................................          865           1,301
   Gain on disposal of fixed assets ............................................................          (29)            (80)
   Amortization of debt discount ...............................................................          170             640
   Gain on settlement of lease obligations .....................................................         (182)           --
   Provision for doubtful accounts .............................................................          250           1,074
   Changes in operating assets and liabilities: ................................................         --              --
        Accounts receivable .....................................................................         535          (3,289)
        Accounts receivable from related party .................................................         --               298
        Inventories ............................................................................        1,095             299
        Other current assets ...................................................................         (553)             30
        Deposits and other long term assets ....................................................           19              34
        Trade accounts payable .................................................................         (130)         (1,875)
        Other current liabilities ..............................................................      (1,025)           (671)
        Accrued payroll and related expenses ...................................................          469            (616)
Net cash provided by (used in) operating activities ............................................        1,608          (2,423)

Cash flows from investing activities:
     Purchase of property and equipment ........................................................         (133)           (295)
     Proceeds from sale of property and equipment ..............................................           21            --
Net cash used in investing activities ..........................................................         (112)           (295)

Cash flows from financing activities:
   Repayments of  convertible debentures .......................................................         (290)           --
   Net repayments of short-term advance from related parties ...................................         (103)         (1,363)
   Repayments of revolving credit facility .....................................................         --            (2,672)
   (Repayments of) Proceeds from equipment notes payable .......................................         (246)          1,074
   Payments under capital lease obligations ....................................................         (779)           (266)
   Bank overdraft ..............................................................................          (93)           --
   Proceeds from issuance of common stock ......................................................         --             5,940
                                                                                                      -------         -------
   Net cash (used in) provided by  financing activities ........................................       (1,511)          2,713
                                                                                                      -------         -------

   Net decrease in cash and cash equivalents ...................................................          (15)             (5)
   Cash and cash equivalents at beginning of period ............................................           31              41
                                                                                                      -------         -------
   Cash and cash equivalents at end of period ..................................................      $    16         $    36
                                                                                                      -------         -------

Supplemental information:
   Cash paid during the period for interest ....................................................      $    26         $  --
                                                                                                      -------         -------
   Acquisition of equipment under capital lease obligations ....................................      $   622         $  --
                                                                                                      -------         -------
   Issuance of common stock for settlement of liabilities ......................................      $   367
   Return of equipment and reduction of accounts payable .......................................      $     8         $   253
                                                                                                      -------         -------
   Discount on convertible debentures ..........................................................      $  --           $ 1,633
                                                                                                      =======         =======
   Receivable from investors ...................................................................      $  --           $    60
                                                                                                      =======         =======

See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Business.  IMP, Inc. (the "Company"),  a Delaware  corporation  founded in 1981,
develops  and  manufactures   analog  CMOS  integrated   circuit  solutions  for
communications, computer and control applications.

In September 2001, Subba Mok LLC ("Subba Mok"), a limited liability company headquartered in the United States of America, acquired approximately 72% of the common stock of the Company. As a result of the shares issued in connection with this transaction, the ownership of Teamasia Semiconductors (India) Ltd., ("Teamasia"), a private corporation headquartered in India, was reduced from approximately 51% to 14% of the Company.

In 2001, the Company changed its year end to March 31 of each year. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31.

NOTE 2--BASIS OF PRESENTATION

The balance sheet as of September 30, 2002, the statements of income for the three months and six months ended September 30, 2002 and 2001, and the statements of cash flows for the six months ended September 30, 2002 and 2001 have been prepared by the Company, with out audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

The Company is organized as a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocate resources based on financial data consistent with the presentation in the accompanying financial statements.

Reverse stock split. Effective September 2001, the Company effected a one-for-five reverse split of its common stock. All shares and per share amounts in these financial statements have been retrospectively restated to reflect such reverse split.

Earnings per share. Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible debentures and the treasury stock method for options and warrants. The effect of including options and warrants would have been antidilutive during the three and six months ended September 30, 2002. As a result, such effect has been excluded from the computation of diluted earnings per share during those antidilutive periods.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of September 30, 2002, the Company has a working capital deficiency, but improved from as of March 31, 2002, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheets as of September 30, 2002 and March 31, 2002 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia's option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture due on June 18, 2001. The debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia's option, representing a conversion ratio equal to $8.75 per share.

In the year 2001 the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002 and subsequently extended further until August 15, 2002. In consideration for the extension, the Company has issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10. The convertible debentures are convertible into common stock, at Teamasia's option at a conversion ratio of $3.45 per share. The Company is currently in default on these payments.

Certain Events Have Occurred Which May Have An Impact On The Company's Ability To Continue As A Going Concern, Including:

In June 2001, International Rectifier Corporation ("IR") notified the Company that it would be canceling future orders. IR continues to do business with the Company at reduced revenues.

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

At September 30, 2002, the Company owed to the Internal Revenue Service ("IRS") approximately $1.4 million in federal unemployment taxes, including delinquent taxes, penalties and interest. The Company has submitted a proposal for the payment of the past due amount to the IRS and the IRS has accepted the payment plan.

In October, 2002 Teamasia refused to further extend the repayment date for the convertible debenture. As a result the Company is in default. The company is in negotiation with Teamasia to agree on a mutually acceptable repayment plan for the loan. Also the Company is in negotiations with several financial institutions to arrange financing for the Company to finance operating expenses including the repayment of convertible debentures.

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

NOTE 3--REVENUE RECOGNITION

Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Sales to foreign distributors are FOB IMP's shipment location and the title of the products sold passes from the seller to the buyer at the FOB shipping point. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

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

NOTE 4--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at September 30, 2002 and March 31, 2002.

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

NOTE 5--INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following (in thousands):

                                                September 30,         March 31,
                                                    2002                2002
                                                   ------               -----
Raw materials ..........................           $  254              $  363
Work-in-process ........................           $4,345               5,313
Finished goods .........................           $1,789               1,807
                                                   ------               -----
                                                   $6,388              $7,483

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

NOTE 6- BORROWINGS

The  Company  has  entered  into  various  borrowing   arrangements  to  finance
operations and equipment purchases. Borrowings consist of the following (in thousands):

                                                     September, 30,    March 31,
                                                          2002           2002
                                                         ------         ------
Bank overdraft ...................................       $ --           $   93
Equipment notes ..................................          103            349
Short term advance from related parties ..........         --               63
Convertible debentures from related party ........        2,771          2,891
                                                         ------         ------
Total borrowings .................................        2,874          3,396
Less current portion .............................        2,874          3,396
                                                         ------         ------
Long term borrowings .............................       $ --           $ --
                                                         ======         ======

Convertible debentures from related party. In November 2000, Teamasia loaned the Company $1.2 million under a convertible debenture due on May 28, 2001. The debenture was non-interest bearing and convertible into 137,143 shares of common stock at Teamasia's option, representing a conversion ratio equal to $8.75 per share.

In December 2000, Teamasia loaned the Company an additional $2.3 million under a convertible debenture due on June 18, 2001. The debenture was non-interest bearing and convertible into 262,857 shares of common stock, at Teamasia's option, representing a conversion ratio equal to $8.75 per share.

In May 2001, the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002. In consideration for the extension, the Company issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10 and subsequently further extended to August 15, 2002. The convertible debentures are convertible into common stock, at Teamasia's option at a conversion ratio of $3.45 per share. The Company is currently in default on these payments.

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

The Company has recorded this transaction as follows:

Convertible debentures .................................              $1,867,000
Warrants ...............................................                 821,000
Beneficial conversion feature ..........................                 812,000
                                                                      ----------
                                                                      $3,500,000

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debenture and is being amortized into interest expense over 12 months. During the fiscal year ended March 31, 2002 and quarter ended June 30, 2002, approximately $1,463,000 and $170,000 was amortized into interest expense. The combined warrants and beneficial conversion feature totaling $1.6 million has been fully amortized into interest expenses and no amortization was recognized during the quarter ending September 30, 2002 .

During the fiscal year ended March 31, 2002, and in the quarter ended June 30, 2002, the Company offset $438,000 and $290,000, respectively, in receivables due from Teamasia against the carrying value of the convertible debentures.

Following further negotiations with Teamasia, the due date for the convertible debentures has not been extended, and the Company is currently in default, however the Company is in negotiation with Teamasia to an agreeable payment plan or to convert the loan into equity. There is no assurance that such negotiations will produce the desired outcome on terms favorable to the Company. Also the Company is currently negotiating with several institutions to arrange financing to provide for operating expenses and the repayment of convertible debentures. The Company is hopeful that it will succeed in getting such financing in near future, but there is no assurance.

NOTE 7--LEASING ARRANGEMENTS AND COMMITMENTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that would cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in our Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

This information should also be read along with the unaudited condensed financial statements and notes thereto included in Item I of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2002 contained in the Company's Annual Report filed in Form 10-K.

CURRENT EVENTS

During the month of August, 2002, the Company signed a contract with Minghua Microelectronic Investment Company LTD, a company based in Ningbo, Republic of China (China) to form a joint venture company. All activities of the joint venture shall be governed by the laws and pertinent rules of the Peoples Republic of China. The amount of investment of the joint venture is anticipated to be $31.0 million. The joint venture company is owned 50% by IMP and 50 % by Minghua Microelectronics. Minghua Microelectronic is responsible for providing the land, building and clean room facility and IMP is providing equipment for wafer fabrication from its present facility in San Jose, technology and business to the Joint Venture. The joint venture shall have 10 board of directors, five will be appointed by Minghua Microelectronics and five by IMP. IMP will manage the joint venture for the first three years. Upon achieving certain goals and in addition to all of the above IMP will receive $4.0 million in cash from Minghua Microelectronic.

The joint venture facility with clean room is expected to be completed by the middle of December 2002 and 50 % of the fabrication equipment from the San Jose facility shall be moved to the facility in Ningbo, China by the first week of January, 2003. IMP will continue its manufacturing operations with the remaining 50% of the equipment in San Jose, until the facility is operational in Ningbo, China.

The scope of the joint venture company is to design, develop, manufacture and sell semiconductor integrated circuits. The joint venture company will focus in the area of power management integrated circuits IMP with its increased presence in China, a fast growing market for semiconductor chips, expects to improve sales of its standard products.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                            Three Months Ended                          Six Months Ended
                                                  -------------------------------------         --------------------------------
                                                  September 30,           September 30,         September 30,      September 30,
                                                       2002                   2001                  2002                2001
                                                      -----                  -----                 -----               -----
Total revenues..................................      100.0%                 100.0%                100.0%              100.0%
Cost of revenue.................................       65.1                   60.4                  70.1                63.7
                                                      -----                  -----                 -----               -----
   Gross margin.................................       34.9                   39.6                  29.9                36.3
Operating expenses:
   Research and development.....................       11.6                   8.2                   12.3                8.1
   Selling, general and administrative..........       22.7                   24.1                  18.2                18.7
   Gain on disposal of fixed assets.............       (0.0)                 (1.2)                 (0.4)               (0.6)
                                                      -----                  -----                 -----               -----
Operating income (loss).........................        0.6                   8.5                  (0.3)                10.1
Interest expense................................       (0.6)                 (3.1)                 (1.2)               (2.9)
Amortization of debt discount                          (0.0)                 (6.1)                 (2.3)               (4.5)
Other income, net...............................        2.3                   0.8                   5.4                 0.4
                                                      -----                  -----                 -----               -----
Net income......................................        2.3%                  0.1%                  1.6%                3.1%
                                                      =====                  =====                 =====               =====

During the quarter ended September 30, 2002, the Company generated net revenues of $3.8 million compared to $6.7 million for the same period of the prior year. The decrease in net revenues was due to decreased demand for the Company's foundry products. Foundry product sales accounted for 20% of net revenues in the quarter ended September 30, 2002 and standard product sales accounted for 80% of net revenues in the quarter ended September 30, 2002. Among standard products, supervisor series of products accounted for approximately 34%, UART 19% and discrete power devices accounted for 15% of the net revenue for the quarter ended September 30, 2002. For the Six month ended September 30, 2002, the Company generated net revenue of $7.5 million compared to $14.1 million for the same period of the prior year. The decrease in the net revenue was due the decreased demand for the foundry products. For the period ended September 30, 2002 the foundry sales were 20% and standard products sales 80%.

For the three months ended September 30, 2002, the Company's largest foundry customers were Dialog, Signal Processing Technology and International Rectifier, which accounted for approximately 6.5%, 3.8% and 2% of net revenues and 0%, 1.6%, and 0% of net receivables at September 30, 2002, respectively. The largest foundry customers for the same period in the prior year were Linfinity Microelectronics, International Rectifier, and Tektronix, which accounted for approximately 33%, 15% and 4% of the net revenue and 4%, 6%, and 0% of net accounts receivable at September 30, 2001, respectively.

For the three months ended September 30, 2002, the company's largest standard products customers were SEMR, EIL and MAXTEK, which accounted for 21.5 %, 10.5% and 6.5 % of net revenue and 27 %, 14 % and 7% of receivables at September 30, 2002, respectively.

COST OF REVENUES. Cost of revenues in the three months ended September 30, 2002 was $2.5 million, representing 65.1% of net revenues compared to $4.1 million, representing 60.4% of net revenues for the same quarter in the prior fiscal year. Percentage increase in cost of sales is due to decrease in revenue. Cost of revenue for the six months ended September 30, 2002 was $5.29 million, representing 70.1% of the revenue compared to $ 9.01 million, representing 63.7% of net revenues for the same quarter in the prior fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $437,000 (11.6% of revenue) in the quarter ended September 30, 2002 compared to $556,000 (8.2% of revenue) in the corresponding quarter of the prior fiscal year. For the six months ended September 30,2002 research and development expenses were $931,000 (12.3 % of revenue) compared to $1,144,000 ( 8.1% of revenue). The net decrease in the cost is due to the cost cutting measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $855,000 (22.7% of net revenues) in the quarter ended September 30, 2002, down from $1,631,000 (24.1% of net revenues) in the same quarter of the prior year. The decrease in expenses is due to the cost cutting measures taken by the Company. The expenses for the six months ended September 30, 2002 were $1,368,000 (18.2% of the revenue) as compared to $2,651,000 (18.7% of the revenue) for same period last year. The net decrease in expenses is due to the cost cutting measures taken by the company.

INTEREST EXPENSES. Interest expense for the three months ended September 30, 2002 was $24,000 as compared to $211,000 for the same quarter ended September 30, 2001. Interest expense for the six months ended September 30, 2002 was $92,000 as compared to $406,000 for the six months ended September 30, 2001. The decrease in interest expense is due to a change in borrowing terms as a result of renegotiations made by the Company in extending the convertible debentures. As a result of the renegotiations the convertible debentures were non-interest bearing during the extension period.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.63 million, is reflected as a discount on the subordinated debentures and is being amortized over the term of the subordinated debentures, which is one year. During the fiscal year ended March 31, 2002 and quarter ended June 30, 2002, approximately $1,463,000 and $170,000 was amortized into interest expense. The combined warrants and beneficial conversion feature totaling $1.63 million has been fully amortized into interest expense and no amortization was recognized during the quarter ended September 30, 2002.

OTHER INCOME NET. Other income was $90,000 for the quarter ended September 30, 2002 compared to $57,000 for the comparative quarter in the prior year. For six months ended September 30, 2002 the other income was $405,000 compared to $ 57,000 for the comparative quarter in the prior year.

NET INCOME. The Company had a net income $87,000 for the three months ended September 30, 2002, or $0.01 per share, compared to a net income of $6,000 in the quarter ended September 30, 2001 or $0.00 per share. The Company has taken a number of actions designed to enable the Company to show profitable results at much lower revenue levels compared to historical levels. Scaled down operations, cost control and improvements in the Company's manufacturing efficiency are the major drivers of the Company's return to profitability.

The Company had a net income $124,000 for the six months ended September 30, 2002, or $0.02 per share, compared to a net income of $432,000 in the six months ended September 30, 2001 or $0.11 per share. The decrease in net profits is due to the net decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $16,000 at September 30, 2002 from $31,000 at March 31, 2002.

Net cash provided by operating activities in the six months ended September 30, 2002 was $1.6 million as compared to net cash used in operating activities in the six months ended September 30, 2001 of $2.4 million. The improvement is primarily attributable to cash flow changes in accounts receivables, which used $3.2 million cash flow for the six months ended September 30, 2001 and provided $0.5 million of cash flow for the six months ended September 30, 2002. During the six months ended September 30, 2002, the Company's cash flows were favorably effected by approximately $1.0 million in receivables that were sold without recourse by the Company to an affiliated entity.

Net cash used for investing activities were $112,000 in six months ended September 30, 2002 as compared to net cash used for investing activities of $295,000 in six months ended September 30, 2001.

Net cash used in financing activities was $1.5 million in the six months ended September 30, 2002 as compared to net cash provided by financing activities of approximately $2.7 million in six months ended September 30, 2001. During the six months ended September 30, 2001 the Company received proceeds from the issuance of common stock of approximately $5.9 million, approximately $2.7 million was used to repay the Company's revolving credit facility.

The Company continues to experience severe liquidity problems and absorb capital infusion in its operating activities. As of September 30, 2002, the Company had a working capital deficiency, but improved from the year ended March 31, 2002 by approximately $580,000. The Company is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company made payments of $779,000 on capital lease obligations and $246,000 on equipment notes during the six months ending September 30, 2002.

As of September 30, 2002, the Company's current portion of debt and capital lease obligations of $1.59 million is comprised of (i) $103,000 of equipment notes, and (ii) $1.49 million of capital lease obligations. The capital lease obligations are comprised of ten individual leases.

As of September 30, 2002, the Company's long term portion of capital lease obligations are $0 comparatively $273,000 outstanding as of September 30, 2001 and this is comprised of four leases.

In the fiscal year ended March 31, 2002, the Company entered into an agreement with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of the convertible debentures, in the original amount of $3.5 million, until August 15, 2002. In addition, under the agreement, Subba Mok LLC, an investor group led by the Chairman of the Board of Directors purchased stock representing 72% of the Company's equity for $6.0 million. All proceeds were received by July 31, 2001. The Company is currently in default on repayment of the convertible debentures.

At September 30, 2002, the Company owed to the Internal Revenue Service ("IRS") approximately $1.4 million in federal unemployment taxes, including delinquent taxes, penalties and interest. The Company has submitted a proposal form the payment of the past due amount to the IRS and the IRS has accepted the payment plan.

FACTORS AFFECTING FUTURE RESULTS

The Company has minimal financial resources and its operating needs in fiscal 2002 were funded principally from the collection of accounts receivable and from the sale of common stock to Subba Mok LLC. In the event cash flow from accounts receivable is reduced or interrupted by slow collections, or by a decrease in revenue generation, the Company will be unable to meet its obligations. The Company's independent auditors stated in their auditors' report that the Company's severe liquidity problems raise substantial doubt about whether the Company can continue as a going concern. The Company continues to focus on restructuring its operations to conserve cash. The Company has reported operating income for the fiscal year 2002 and losses for the previous years starting from 1997. These losses continue to affect the cash flow.

Our cash balance has decreased over each of the last several quarters. As of September 30, 2002, we had cash and cash equivalents of approximately $16,000.

The Company sells its products to distributors and manufacturers in Southeast Asia, which is currently experiencing an economic downturn. Sales in this region accounted for more than 60 % of the Company's net revenues in the quarter ended September 30, 2002. The Company experienced a slight growth in revenues from this region during the fiscal year. However, should the region not be able to overcome its economic problems, there is no assurance that the Company's results of operations will not continue to be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant drop off in sales in the fourth quarter of fiscal year 2001 and subsequent quarters of fiscal year 2002 and the quarter ended on September 30, 2002. The reduced sales and corresponding reduction in cash flow has compounded the Company's liquidity issues. The downturn in the semiconductor market is expected to continue for the foreseeable future, though IMP's revenue has stabilized due to a slight increase in revenue of its standard products.

In June 2001, International Rectifier Corporation ("IR") notified the Company that it would be canceling future orders. IR continues to do business with the Company at reduced revenues

The semiconductor industry is extremely capital intensive. To remain competitive, the Company will have to continue investing in advanced design tools, manufacturing equipment and process technologies. The Company will be required to seek additional debt or equity financing to satisfy its cash needs and such financing may not be available on terms satisfactory to the Company. If such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products and process technologies require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations will be adversely impacted.

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

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market where it continues to trade under the symbol "IMPXC." Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the common stock.

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company's common stock from the exchange. The reasons for the delisting hearing include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and complete a reverse stock split. We are required to maintain a minimum bid price for our common stock by November 2002. The Company does not know whether it will be able to maintain its Nasdaq listing.

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

Many of our competitors have substantially greater technical, manufacturing, financial, and marketing resources than we do. Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than our competitor's products that are denominated in local currency. We expect continued strong competition from existing suppliers and the entry of new competitors. Such competitive pressures could reduce the market acceptance of our products and result in market price reductions and increases in expenses that could adversely affect our business, financial condition or results of operations.

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

Recent Accounting Pronouncements.

In June 2000, SFAS No. 133 (SFAS 133) was amended by SFAS No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Hedging Activities, which amended or modified certain issues discussed in SFAS 133. SFAS 138 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 and SFAS 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At this time, the Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS 133 and SFAS 138.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible asserts apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill base on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The implementation of SFAS 143 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146 (SFAS 146), Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its consolidated results of operations or financial position.

Critical Accounting Policies:

Use of Estimates. The Company's discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventory values, financing operations, warranty obligations, order cancellation costs, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of September 30, 2002, has a working capital deficiency, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, and have limited financial resources available to meet immediate cash requirements. These matters raise substantial doubt about Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue recognition. Component revenues are recognized as products are shipped except for sales through distributors, which are recognized on a sell-through basis. Sales to foreign distributors are FOB IMP's shipment location and the title of the products sold passes from the seller to the buyer at the FOB shipping point. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

In December 1999, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Under SAB No. 101, no revenue can be recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred and collectibility is probable. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2001, effective beginning of fiscal year 2001. The adoption of SAB No. 101 did not have an impact on Company's financial statements.

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

Inventory. The Company values its inventory at the lower of the actual cost to market and/or manufacture the inventory. The management regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2002, demand for the Company's products can fluctuate significantly. A significant increase in the demand for the products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if management believes that inventory is determined to be overvalued, the Company would be required to recognize such costs in the cost of goods sold at the time of such determination. Likewise, if the inventory is determined to be undervalued, the Company may have over-reported the costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of the forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of closing inventory and reported operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity: The Company has debt instruments which are interest free and the Company is not subject to any interest rate risk.

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

At September 30, 2002, the Company had approximately $1.49 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term would not have material impact on the Company's net income or cash flows. The Company does not hedge any interest rate exposures.

Since the Company does not have any significant exposure to changing interest rates, the Company did not undertake any specific actions to cover exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. All of the Company's financial transactions are conducted in US dollars.

                                    IMP, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as one of 88 defendants in a legal action brought by the Lemelson Medical Foundation for patent violations. In December 2000, the Company settled all outstanding claims for $150,000 due in three annual installments, the last of which is due in December 2002. The Company is party to litigation in the ordinary course of business. Any adverse outcome in any of these matters could have a material adverse affect on our business and results of operations.

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

In October, 2002 Teamasia refused to further extend repayment date for the convertible debenture. As a result the Company is in default. The company is in negotiation with Teamasia to agree on a mutually acceptable repayment plan for the loan. Also company is in negotiations with several financial institutions to arrange financing for the Company to provide operating expenses including the repayment of convertible debentures.

Item 3. Reports on Form 8-K.

      |_| The Company filed a report on Form 8-K on November 3, 2001 in connection with a change in control of the Company

      |_| The Company filed a report on Form 8-K on May 15, 2001 in connection with a change in control of the Company

      |_| The Company filed a report on Form 8-K on June 12, 2002 in connection with a change in control of the Company

Item 4. Controls and Procedures

(a) Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls

         The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2002.                        IMP Inc.
                                                Registrant

                                                By: /s/ Subbarao Pinamaneni
                                                    -----------------------
                                                    Name: Subbarao Pinamaneni
                                                    Title: Chairman of the Board

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of IMP Inc. for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Subbarao Pinamaneni, CEO and Chairman, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IMP Inc.


                   By: /s/ Subba Rao Pinnamaneni
                   --------------------------------------------
                   Name: Subbarao Pinamaneni
                         Chairman of the Board and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of IMP Inc. for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tarsaim Lal Batra, Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IMP Inc.


                   By: /s/ Tarsaim Lal Batra
                   --------------------------------------------
                   Name: Tarsaim Lal Batra
                         Chief Financial Officer

                         SARBANES-OXLEY SECTION 302 (a)
                                 CERTIFICATIONS

I, Subba Rao Pinnamaneni, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IMP, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002


                            /s/ Subba Rao Pinnamaneni
                           ---------------------------
                           Name: Subba Rao Pinnamaneni

                Chairman of the Board and Chief Executive Officer

I, Tarsaim Lal Batra, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IMP, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 15, 2002

                              /s/ Tarsaim Lal Batra
                             -----------------------
                             Name: Tarsaim Lal Batra

                             Chief Financial Officer