Form 10-Q
period 2002-12-31
IMP INC
filed 2003-02-21
CIK 812927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

                                       or

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

                                 Yes |X| No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at January 31, 2003: 7,790,688

                                    IMP, Inc.
                                    FORM 10-Q
              Three Months and Nine Months Ended December 31, 2002

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I:  Financial Information (un-audited)
         Condensed Balance Sheets as of December 31, 2002 and                3
           March 31, 2002
         Condensed Statements of Income for the three months and nine months ended
           December 31, 2002 and December 31, 2001                           4
         Condensed Statements of Cash Flows for the nine months ended
           December 31, 2002 and  December 31, 2001                          5
         Notes to condensed financial statements                             6
         Management's discussion and analysis of financial condition and    11
           results of operations
Part II: Other Information
         Item 1. Legal Proceedings                                          20
         Item 2. Defaults by the Company on its Senior Securities           20
         Item 3. Reports on Form 8-K and attached document                  20
         Item 4. Controls and Procedures                                    20
         Signatures                                                         21
         Certification                                                      22
         Certification                                                      23
         Certification                                                      24
         Certification                                                      25

                                    IMP, Inc.
                            CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                            December 31,      March 31,
                                                                                               2002             2002
                                                                                           ----------         ---------
ASSETS
Current Assets:
Cash and cash equivalents.....................................................             $       37         $      31
Accounts receivable, net of allowances of $150 and $100.......................                  3,607             3,565
Inventories...................................................................                  5,912             7,483
Other current assets..........................................................                  1,016               602
                                                                                           ----------         ---------
Total current assets..........................................................                 10,572            11,681
Property and equipment:
Leasehold improvements .......................................................                  1,190             9,072
Machinery and equipment ......................................................                  7,977            84,835
                                                                                           ----------         ---------
                                                                                                9,167            93,907
Less: Accumulated depreciation and amortization...............................                  3,265            88,071
                                                                                           ----------         ---------
Net property and equipment....................................................                  5,902             5,836
Deposits and other long term assets...........................................                    114               143
                                                                                           ----------         ---------
                                                                                           $   16,588         $  17,660
                                                                                           ----------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt...............................................................             $      144         $     505
Convertible debentures due to related party, net..............................                  2,771             2,891
Current portion of capital lease obligations..................................                  1,135             1,828
Trade accounts payable........................................................                  4,009             4,381
Accrued payroll and related expenses..........................................                  2,032             1,410
Other current liabilities.....................................................                  1,266             1,746
                                                                                           ----------         ---------
Total current liabilities.....................................................                 11,357            12,761
Deferred income-joint venture.................................................                    637                --
                                                                                           ----------         ---------
Total liabilities.............................................................             $   11,994         $  12,761
                                                                                           ----------         ---------
Commitments and contingencies
Stockholders' equity :
Convertible preferred stock, $0.001 par value; 1,000 shares authorized;
  no shares issued and outstanding............................................                     --                --
Common stock, $0.01 par value; 20,000 shares authorized; 7,790 and 7,291
  shares issued and outstanding...............................................                     79                73
Additional paid in capital....................................................                 86,826            86,464
Obligations to issue common stock.............................................                     --                40
Treasury stock; at cost, 40 shares............................................                 (3,897)           (3,897)
Treasury stock subscribed.....................................................                   (809)               --
Accumulated deficit...........................................................                (77,605)          (77,781)
                                                                                           ----------         ---------
Total stockholders' equity....................................................                  4,594             4,899
                                                                                           ----------         ---------
                                                                                           $   16,588         $  17,660
                                                                                           ----------         ---------

See accompanying notes to unaudited condensed financial statements

                                    IMP, Inc.
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     ----------------------------              ------------------------------
                                                    December 31,       December 31,           December 31,          December 31,
                                                        2002               2001                   2002                 2001
                                                     --------            --------              --------              --------
Net revenues:
     Component ............................          $  3,665            $  5,454              $ 11,206              $ 19,514
     Design and engineering services ......                --                  --                    --                    86
                                                     --------            --------              --------              --------
                                                                            3,665                 5,454                11,206
                                                                                                                       19,600
Cost of revenues
     Component ............................             2,571               4,423                 7,862                12,599
     Design and engineering services ......                --                  --                    --                    56
                                                     --------            --------              --------              --------
                                                        2,571               4,423                 7,862                12,655

Gross profit ..............................             1,094               1,031                 3,344                 6,945


Operating expenses:
     Research and development .............               402                 625                 1,333                 2,143
     Selling, general and administrative ..               619                 479                 1,987                 3,533
     Loss/(gain) on disposal of fixed
      assets ..............................                 9                (578)                  (20)                 (658)
                                                     --------            --------              --------              --------

Total operating expenses ..................             1,030                 525                 3,300                 5,018
                                                     --------            --------              --------              --------

Income from operations ....................                64                 506                    44                 1,927

Interest expense ..........................               (25)               (160)                 (117)                 (566)
Amortization of debt discount .............                --                (412)                 (170)               (1,052)
Other income, net .........................                13                  83                   419                   140
                                                     --------            --------              --------              --------
Net income ................................          $     52            $     17              $    176              $    449
                                                     --------            --------              --------              --------


Basic Earnings Per Share ..................          $   0.01            $   0.00              $   0.02              $   0.09
                                                     --------            --------              --------              --------
Diluted Earnings Per Share ................          $   0.01            $   0.00              $   0.02              $   0.09
                                                     --------            --------              --------              --------

Weighted-average shares outstanding .......             7,790               7,033                 7,790                 4,967
                                                     --------            --------              --------              --------
Diluted weighted-average shares outstanding            10,371               7,033                10,371                 5,085
                                                     --------            --------              --------              --------


See accompanying notes to unaudited condensed financial statements.

                                    IMP, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                 NINE MONTHS ENDED
                                                                             -----------------------
                                                                            December 31,   December 31,
                                                                               2002            2001
                                                                             -------         -------

 Cash flows from operating activities:
   Net income .......................................................        $   176         $   449
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
   Depreciation and amortization ....................................          1,086           1,768
   Gain on disposal of fixed assets .................................            (20)           (658)
   Amortization of debt discount ....................................            170           1,052
   Gain on settlement of lease obligations ..........................           (282)             --
   Provision for doubtful accounts ..................................            100           1,255
   Non-cash settlement of other liabilities .........................             --          (1,207)
   Changes in operating assets and liabilities:
        Accounts receivable .........................................           (142)         (3,170)
        Accounts receivable from related party ......................             --             282
        Inventories .................................................          1,571             327
        Other current assets ........................................           (804)              5
        Deposits and other long term assets .........................             29              33
        Trade accounts payable ......................................            (38)         (2,781)
        Other current liabilities ...................................           (481)           (449)
        Accrued payroll and related expenses ........................            622             278
                                                                             -------         -------
Net cash provided by (used in) operating activities .................          1,987          (2,816)
                                                                             -------         -------

Cash flows from investing activities:
     Purchase of property and equipment .............................           (146)           (421)
     Proceeds from sale of property and equipment ...................             21              19
     Cash received from joint venture ...............................            637              --
                                                                             -------         -------
Net cash provided by (used in) investing activities .................            512            (402)
                                                                             -------         -------

Cash flows from financing activities:
   Repayments of  convertible debentures ............................           (290)             --
   Net repayments of short-term advance from related parties ........            (63)           (578)
   Repayments of revolving credit facility ..........................             --          (1,868)
   (Repayments of) Proceeds from equipment notes payable ............           (268)             --
   Payments under capital lease obligations .........................         (1,033)           (285)
   Bank overdraft ...................................................            (30)             --

   Proceeds from issuance of common stock ...........................             --           6,000
   Payments made for treasury stock purchases .......................           (809)             --
                                                                             -------         -------
   Net cash (used in) provided by  financing activities .............         (2,493)          3,269
                                                                             -------         -------

   Net decrease in cash and cash equivalents ........................              6              51
   Cash and cash equivalents at beginning of period .................             31              41
                                                                             -------         -------
   Cash and cash equivalents at end of period .......................        $    37         $    92
                                                                             -------         -------

Supplemental information:
   Cash paid during the period for interest .........................        $    52         $    --
                                                                             -------         -------
   Acquisition of equipment under capital lease obligations .........        $   622         $    --
                                                                             -------         -------
   Issuance of common stock for settlement of liabilities ...........        $   367         $    --
                                                                             -------         -------
   Return of equipment and reduction of accounts payable ............        $     8         $ 1,018
                                                                             -------         -------
   Discount on convertible debentures ...............................        $   170         $ 1,052
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

In 2001, the Company changed its year-end to March 31 of each year. Prior to the year ended March 31, 2001, the Company's fiscal year ended on the Sunday nearest to March 31.

NOTE 2--BASIS OF PRESENTATION

The balance sheet as of December 31, 2002, the statements of income for the three months and nine months ended December 31, 2002 and 2001, and the statements of cash flows for the nine months ended December 31, 2002 and 2001 have been prepared by the Company, with out audit and with the instructions to Form 10-Q and Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

Earnings per share. Basic earnings per share are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible debentures and the treasury stock method for options and warrants. The effect of including options and warrants would have been antidilutive during the three and nine months ended December 31 2002. As a result, such effect has been excluded from the computation of diluted earnings per share during those antidilutive periods.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of December 31, 2002, the Company has a working capital deficiency of $785,000, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, is delinquent and on a C.O.D. basis with key suppliers, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The indebtedness related to agreements in which the Company is in default is classified as current on the Company's balance sheets as of December 31, 2002 and March 31, 2002 because such creditors and lessors continue to have the right to effectively declare the principal amount of the Company's indebtedness to be immediately due and payable (or to exercise an equivalent remedy with respect to a capitalized lease).

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

In the year 2001 the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002 and subsequently extended further until August 15, 2002. In consideration for the extension, the Company has issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10. The convertible debentures are convertible into common stock, at Teamasia's option at a conversion ratio of $3.45 per share. At December 31, 2002 $2.8 million was due to Teamasia under the convertible debentures. The Company has been successful in renegotiating the payments with Teamasia with monthly payment of $50,000 starting from first of April 2003. These matters are discussed more fully below.

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

At December 31, 2002, the Company owed to the Internal Revenue Service ("IRS") approximately $1.5 million in federal unemployment taxes, including delinquent taxes, penalties and interest. The Company has submitted a proposal for the payment of the past due amount to the IRS and the IRS has accepted the payment plan. The Company has agreed to pay the $1.5 million balance in full in two payments to be made in February and March 2003.

In October 2002 Teamasia refused to further extend the repayment date for the convertible debenture. As a result the Company is in default. The company has been in negotiation with Teamasia to agree on a mutually acceptable repayment plan for the loan. Teamasia has accepted the latest re-payment plan and the first payment of $50,000 is due to Teamasia by April 30, 2003.

According to the repayment plan the company will continue to pay $50,000 per month and at the end of the first year increase the payment to $100,000 per month. The payment will continue until the balance is paid off.

At December 31, 2002, the Company recorded removal of fixed assets from the fixed assets register for those assets which have been fully depreciated and the corresponding accumulated depreciation. The assets have been valued at a nominal value of $ 1 for each individual asset. There is no impact on the financial position and performance of the reporting entity .The recording of complete removal of the assets which are obsolete, discarded will be made in due course through March 31, 2003 or further.

As at December 31, 2002, the Company recorded the transactions of repurchasing shares of its common stock from an unhappy investor. In this regard, that $808,731 has been distributed to this shareholder as at December 31, 2002. Accordingly an amount of $ 808,731 is reduced from the stockholders equity. On January 22, 2003, an agreement was entered into with the investor whereby in substance the Company agreed to use its best efforts to repurchase an additional $2.2 million from this investor through April 30, 2003. Accordingly, shareholder's equity will be reduced to the payout made to Investor after the purchase is completed.

During the quarter ended December 31, 2002 the Company entered into a joint venture arrangement with Minghua Microelectronic Investment Company Ltd. All activities of the joint venture shall be governed by the laws and pertinent rules of the Peoples Republic of China. The amount of investment of the joint venture is anticipated to be $31.0 million. The joint venture company is owned 50% by IMP and 50% by Minghua Microelectronics. Minghua Microelectronic is responsible for providing the land, building and clean room facility and IMP is providing equipment for wafer fabrication from its present facility in San Jose, technology and business to the Joint Venture. The joint venture shall have 10 board of directors, five will be appointed by Minghua Microelectronics and five by IMP. IMP will manage the joint venture for the first three years. Upon achieving certain goals and in addition to all of the above IMP will receive $4.0 million in cash from Minghua Microelectronic. As at December 31, 2002, the Company received income of $637,000 (net) from the joint venture arrangement in China and treated this amount as deferred income.

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

NOTE 3--REVENUE RECOGNITION

Component revenues are recognized as products are shipped, as sales are FOB IMP's shipment location and the title of the products sold passes from the seller to the buyer at the FOB shipping point. Design and engineering service revenues are recognized under design and engineering contracts once defined development phases are completed by the Company and accepted by the customers.

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

NOTE 4--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with maturity of three months or less at the date of purchase to be cash and cash equivalents. The fair market value of these highly liquid instruments approximates cost at December 31, 2002 and March 31, 2002.

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

NOTE 5--INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market.

Inventories consist of the following (in thousands):

                                                December 31,    March 31,
                                                   2002            2002
                                                ---------       ---------
            Raw materials...............        $     319       $    363
            Work-in-process.............        $   4,258          5,313
            Finished goods..............        $   1,335          1,807
                                                ---------       ---------
                                                $   5,912       $  7,483

During the year ended March 31, 2000, the Company re-evaluated the practical production capacity of its fabrication facility in the light of measures taken to reduce the costs and improve the efficiency of the manufacturing process, and considering the steep decline in the semiconductor market during the first six months of fiscal 2001. Prior to the quarter ended June 30, 2001, the practical capacity of the Company's fabrication facility was estimated to be approximately 3,000 wafers per week. After re-evaluating the production capacity of the fabrications facility in light of changes made to the production process, reductions in headcount and other considerations, management estimates the current production capacity to be approximately 1,200 wafers per week. Accordingly, to the extent actual production is at or near 1,200 per week, overhead absorption is higher than it would have been using the estimated production capacity of 3,000 wafers per week. The practical capacity of the fabrication has been re-evaluated in light of the 50% of the fabrication equipment shipment to the joint venture company in Ningbo, China. The new estimated capacity is at or near 600 wafers completion per week.

NOTE 6--BORROWINGS

The  Company  has  entered  into  various  borrowing   arrangements  to  finance
operations and equipment purchases. Borrowings consist of the following (in thousands):

                                            December, 31,     March 31,
                                                2002            2002
                                             ---------       ---------
Bank overdraft......................         $      --       $      93
Equipment notes.....................               144             349
Short term advance from related
 parties                                            --              63
Convertible debentures from related
 party...............................            2,771           2,891
                                             ---------       ---------

Total borrowings....................             2,915           3,396
Less current portion................             2,915           3,396
                                             ---------       ---------
Long term borrowings................         $      --       $      --
                                             =========       =========

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

In May 2001, the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002. In consideration for the extension, the Company issued warrants to Teamasia to purchase 319,800 shares of common stock at an exercise price of $1.10 and subsequently further extended to August 15, 2002. The convertible debentures are convertible into common stock, at Teamasia's option at a conversion ratio of $3.45 per share. The Company has been successful in renegotiating the payments with Teamasia with monthly payment of $50,000 starting from first of April 2003.

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

The Company has recorded this transaction as follows:

Convertible debentures.............      $ 1,867,000
Warrants...........................          821,000
Beneficial conversion feature......          812,000
                                         -----------
                                         $ 3,500,000

The combined warrants and beneficial conversion feature totaling $1.6 million has been recorded as a discount to the convertible debenture and is being amortized into interest expense over 12 months. During the fiscal year ended March 31, 2002 and quarter ended June 30, 2002, approximately $1,463,000 and $170,000 was amortized into interest expense. The combined warrants and beneficial conversion feature totaling $1.6 million has been fully amortized into interest expenses and no amortization was recognized during the quarter ending December 31, 2002.

During the fiscal year ended March 31, 2002, and in the quarter ended June 30, 2002, the Company offset $438,000 and $290,000, respectively, in receivables due from Teamasia against the carrying value of the convertible debentures.

At December 31, 2002 $2.8 million was due to Teamasia under the convertible debentures. Following further negotiations with Teamasia, the due date for the convertible debentures has not been extended, and the Company is currently in default, however the Company has been successful in renegotiating the payments with Teamasia with monthly payment of $50,000 starting from first of April 2003, until April 2004, at which time the monthly payment is increased to $100,000 and will continue until the balance is paid off.

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

CURRENT EVENTS

During the month of August, 2002, the Company signed a contract with Minghua Microelectronic Investment Company Ltd., a company based in Ningbo, Republic of China (China) to form a joint venture company. All activities of the joint venture shall be governed by the laws and pertinent rules of the Peoples Republic of China. The amount of investment of the joint venture is anticipated to be $31.0 million. The joint venture company is owned 50% by IMP and 50% by Minghua Microelectronics. Minghua Microelectronic is responsible for providing the land, building and clean room facility and IMP is providing equipment for wafer fabrication from its present facility in San Jose, technology and business to the Joint Venture. The joint venture shall have 10 board of directors, five will be appointed by Minghua Microelectronics and five by IMP. IMP will manage the joint venture for the first three years. Upon achieving certain goals and in addition to all of the above IMP will receive $4.0 million in cash from Minghua Microelectronic, out of which $ 750,000 has been received to date.

The scope of the joint venture company is to manufacture semiconductor integrated circuits in the wafer foundry. The joint venture company will focus in the area of power management integrated circuits IMP with its increased presence in China, a fast growing market for semiconductor chips, expects to improve sales of its standard products.

The joint venture facility with clean room has been completed and 50 % of the fabrication equipment from the San Jose facility has been moved to the facility in Ningbo, China. IMP will continue its manufacturing operations with the remaining 50% of the equipment in San Jose, until the facility is operational in Ningbo, China. The installation of the equipment has been started and the facility is expected to be operational by the end of June 2003.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.


                                                             Three Months Ended                    Nine Months Ended
                                                             ------------------                    -----------------
                                                       December 31,     December 30,        December 31,       December 31,
                                                          2002             2001                2002               2001
                                                         -----            -----               -----              -----
Total revenues...............................            100.0%           100.0%              100.0%             100.0%
Cost of revenue..............................             70.2             81.1                70.2               64.6
                                                         -----            -----               -----              -----
 Gross margin................................             29.8             18.9                29.8               35.4
Operating expenses:
 Research and development....................             11.0             11.5                11.9               10.9
 Selling, general and administrative.........             16.9              8.8                17.7               18.0
 Loss/(gain) on disposal of fixed assets.....              0.2            (10.6)               (0.2)             (3.4)
                                                         -----            -----                ----             ------
Operating income (loss)......................              1.7              9.3                (0.4)               9.8
Interest expense.............................             (0.7)            (2.9)               (1.0)              (2.9)
Amortization of debt discount                             (0.0)            (7.6)               (1.5)              (5.4)
Other income, net............................              0.4              1.5                 3.7                0.7
                                                         -----            -----               -----              -----
Net income...................................              1.4%             0.3%                1.6%               2.3%
                                                         =====            =====               =====              =====


During the quarter ended December 31, 2002, the Company generated net revenues of $3.67 million compared to $5.45 million for the same period of the prior year. The decrease in net revenues was due to decreased demand and in realizations for the Company's foundry products and strategic focus in standard products. Foundry product sales accounted for 20% of net revenues in the quarter ended December 31, 2002 and standard product sales accounted for 80% of net revenues in the quarter ended December 31, 2002. Among standard products, supervisor series of products accounted for approximately 56%, UART 17% and EL DRIVERS accounted for 7.5% of the net revenue for the quarter ended December 31, 2002. For the nine month ended December 31, 2002, the Company generated net revenue of $11.2 million compared to $19.5 million for the same period of the prior year. The decrease in the net revenue was due to the decreased demand for the foundry products.

For the three months ended December 31, 2002, the Company's largest foundry customers were Micro Beat, International Rectifier and Electronic Devices, which accounted for approximately 8.5%, 5.0% and 2% of net revenues and 0%, 1.6%, and 0% of net receivables at December 31, 2002, respectively. The largest foundry customers for the same period in the prior year were Linfinity Microelectronics, International Rectifier, and Tektronix, which accounted for approximately 33%, 15% and 4% of the net revenue and 4%, 6%, and 0% of net accounts receivable at December 31, 2001, respectively.

For the three months ended December 31, 2002, the company's largest standard products customers were Handle Electronics, SEMR, EIL which accounted for 32 %, 19% and 6.9 % of net revenue and 27.5 %, 19 % and 7.5% of receivables at December 31, 2002, respectively.

COST OF REVENUES. Cost of revenues in the three months ended December 31, 2002 was $2.57 million, representing 70.2% of net revenues compared to $4.42 million, representing 81.1% of net revenues for the same quarter in the prior fiscal year. Percentage decrease in cost of sales is due to cost cutting methods followed by the company. Cost of revenue for the nine months ended December 31, 2002 was $7.86 million, representing 70.2% of the revenue compared to $ 12.65 million, representing 64.6% of net revenues for the same period in the prior fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $402,000 (11.0% of revenue) in the quarter ended December 31, 2002 compared to $625,000 (11.5% of revenue) in the corresponding quarter of the prior fiscal year. For the nine months ended December 31, 2002 research and development expenses were $1,333,000 (11.9% of revenue) compared to $2,143,000 (10.9% of revenue).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $619,000 (16.9% of net revenues) in the quarter ended December 31, 2002, up from $479,000 (8.8% of net revenues) in the same quarter of the prior year. The increase in expenses is due to the reclassification of certain cost center expenses of $ 300,000 to cost of revenue in the quarter ended December 31, 2001 compared to same quarter in the current fiscal year. The expenses for the nine months ended December 31, 2002 were $1,987,000 (17.7% of the revenue) as compared to $3,533,000 (18.0% of the revenue) for same period last year. The net decrease in expenses is due to the cost cutting measures taken by the company.

INTEREST EXPENSES. Interest expense for the three months ended December 31, 2002 was $25,000 as compared to $160,000 for the same quarter ended December 31, 2001. Interest expense for the nine months ended December 31, 2002 was $117,000 as compared to $566,000 for the nine months ended December 31, 2001. The decrease in interest expense is due to less borrowing and a change in borrowing terms as a result of renegotiations made by the Company in extending the convertible debentures. As a result of the renegotiations, the convertible debentures were non-interest bearing during the extension period.

AMORTIZATION OF DEBT DISCOUNT. During the quarter ended June 30, 2001, the Company granted warrants in connection with the issuance of convertible debentures to Teamasia. The transaction also contained a beneficial conversion feature. The value of the warrants and the beneficial conversion feature, totaling $1.63 million, is reflected as a discount on the subordinated debentures and was amortized over the term of the subordinated debentures, which is one year. During the fiscal year ended March 31, 2002 and quarter ended June 30, 2002, approximately $1,463,000 and $170,000 were amortized into interest expense. The combined warrants and beneficial conversion feature totaling $1.63 million has been fully amortized into interest expense and no amortization was recognized during the quarter ended December 31, 2002.

OTHER INCOME NET. Other income was $13,000 for the quarter ended December 31, 2002 compared to $83,000 for the comparative quarter in the prior year. For nine months ended December 31, 2002 the other income was $419,000 compared to $140,000 for the comparative quarter in the prior year. Other income for the nine months ended December 31, 2002 primarily relates to gain from settlement of obligations.

NET INCOME. The Company had a net income $52,000 for the three months ended December 31, 2002, or $0.01 per share, compared to a net income of $17,000 in the quarter ended December 31, 2001 or $0.00 per share. The Company has taken a number of actions designed to enable the Company to show profitable results at much lower revenue levels compared to historical levels. Scaled down operations, cost control and improvements in the Company's manufacturing efficiency are the major drivers of the Company's return to profitability.

The Company had a net income $419,000 for the nine months ended December 31, 2002, or $0.02 per share, compared to a net income of $176,000 in the nine months ended December 31, 2001 or $0.09 per share. The decrease in net profits is due to lower volume of sales compared to the same period during the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $37,000 at December 31, 2002 from $31,000 at March 31, 2002.

Net cash provided by operating activities in the nine months ended December 31, 2002 was $1.99 million as compared to net cash used in operating activities in the nine months ended December 31, 2001 of $2.82 million. The improvement is primarily attributable to cash flow changes in accounts receivables, which used $3.17 million cash flow for the nine months ended December 31, 2001 and used $0.14 million of cash flow for the nine months ended December 31, 2002. During the nine months ended December 31, 2002, the Company's cash flows were favorably effected by approximately $1.46 million in receivables that were sold without recourse by the Company to an affiliated entity.

Net cash provided by investing activities were $511,000 in nine months ended December 31, 2002 as compared to net cash used for investing activities of $402,000 in nine months ended December 31, 2001.

Net cash used in financing activities was $2.49 million in the nine months ended December 31, 2002 as compared to net cash provided by financing activities of approximately $3.26 million in nine months ended December 31, 2001. During the nine months ended December 31, 2001 the Company received proceeds from the issuance of common stock of approximately $5.9 million, approximately $1.9 million (net) was used to repay the Company's revolving credit facility.

The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of December 31, 2002, the Company has a working capital deficiency of $785,000, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, is delinquent and on a C.O.D. basis with key suppliers, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company made payments of $1,033,000 on capital lease obligations and $268,000 on equipment notes during the nine months ending December 31, 2002.

As of December 31, 2002, the Company's current portion of debt and capital lease obligations of $1.28 million is comprised of (i) $144,000 of equipment notes, and (ii) $1.14 million of capital lease obligations, which comprises of four individual leases.

In the fiscal year ended March 31, 2002, the Company entered into an agreement with Teamasia whereby Teamasia agreed, among other provisions, to extend the due date of the convertible debentures, in the original amount of $3.5 million, until August 15, 2002. In addition, under the agreement, Subba Mok LLC, an investor group led by the Chairman of the Board of Directors purchased stock representing 72% of the Company's equity for $6.0 million. All proceeds were received by July 31, 2001. In the year 2001 the convertible debentures were renegotiated whereby the notes became interest bearing at prime rate and the due dates were extended to June 2002 and subsequently extended further until August 15, 2002. At December 31, 2002 $2.8 million was due to Teamasia under the convertible debentures. The Company has been successful in renegotiating the payments with Teamasia with monthly payment of $50,000 starting from first of April 2003, until April 2004, at which time the monthly payment is increased to $100,000 and will continue until the balance is paid off.

At December 31, 2002, the Company owed to the Internal Revenue Service ("IRS") approximately $1.5 million in federal unemployment taxes, including delinquent taxes, penalties and interest. The Company has submitted a proposal for the payment of the past due amount to the IRS and the IRS has accepted the payment plan. The Company has agreed to pay the $1.5 million balance in full in two payments to be made in February and March 2003.

As at December 31, 2002, the Company recorded the transactions of repurchasing shares of its common stock from an unhappy investor. In this regard, that $808,731 has been distributed to this shareholder as at December 31, 2002. Accordingly an amount of $ 808,731 is reduced from the stockholders equity. On January 22, 2003, an agreement was entered into with the investor whereby in substance the Company agreed to use its best efforts to repurchase an additional $2.2 million from this investor through April 30, 2003. Accordingly, shareholder's equity will be reduced to the payout made to Investor after the purchase is completed.

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

Our cash balance has decreased over each of the last several quarters except in previous quarter. As of December 31, 2002, we had cash and cash equivalents of approximately $37,000.

The Company sells its products to distributors and manufacturers in Southeast Asia, which is currently experiencing an economic downturn. Sales in this region accounted for more than 60 % of the Company's net revenues in the quarter ended December 31, 2002. The Company experienced a slight growth in revenues from this region during the fiscal year. However, should the region not be able to overcome its economic problems, there is no assurance that the Company's results of operations will not continue to be adversely affected.

As a result of the severe downturn in the semiconductor market, the Company experienced a significant drop off in sales in the fourth quarter of fiscal year 2001 and subsequent quarters of fiscal year 2002 and the quarter ended on December 31, 2002. The reduced sales and corresponding reduction in cash flow has compounded the Company's liquidity issues. The downturn in the semiconductor market is expected to continue for the foreseeable future, though IMP's revenue has stabilized due to a slight increase in revenue of its standard products.

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

Effective April 1999, our common stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market where it continues to trade under the symbol "IMPXC." Our common stock trading price remains below $5.00 per share and could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from trading in our common stock. Additionally, future announcements concerning the Company, its competitors or its principal customers, including quarterly operating results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations or litigation may cause the market price of the Company's Common Stock to continue to fluctuate substantially. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may materially adversely affect the market price of the common stock.

On July 26, 2001, the Company attended a hearing with Nasdaq representatives to discuss the delisting of the Company's common stock from the exchange. The reasons for the delisting hearing include low stock price over a continued period of time, late filings of Forms 10-K and 10-Q and the financial weakness of the Company. As a result of this hearing, the Company agreed to meet certain filing deadlines in connection with its reporting obligations under the Securities Exchange Act of 1934, maintain certain financial requirements and complete a reverse stock split. We are required to maintain a minimum bid price for our common stock by December 2002 which the Company was able to do and continue to maintain its listing. The Company does not know whether it will be able to maintain its Nasdaq listing in future.

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

Basis of Presentation. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience severe liquidity problems and absorb cash in its operating activities and, as of December 31, 2002, the Company has a working capital deficiency of $785,000, is in default under the terms of certain financing agreements, is delinquent in the payment of its federal unemployment taxes, is delinquent and on a C.O.D. basis with key suppliers, and has limited financial resources available to meet its immediate cash requirements. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Interest Rate Sensitivity: The Company has debt instruments, which are interest free, and the Company is not subject to any interest rate risk.

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

At December 31, 2002, the Company had approximately $1.14 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term would not have material impact on the Company's net income or cash flows. The Company does not hedge any interest rate exposures.

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

                                    IMP, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as one of 88 defendants in a legal action brought by the Lemelson Medical Foundation for patent violations. In December 2000, the Company settled all outstanding claims for $150,000 due in three annual installments, the last of which was due in December 2002. The Company is party to litigation in the ordinary course of business. Any adverse outcome in any of these matters could have a material adverse affect on our business and results of operations.

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

In October,  2002  Teamasia  refused to further  extend  repayment  date for the convertible debenture. As a result the Company is in default, however the Company is in negotiation with Teamasia to an agreeable payment plan or to convert the loan into equity. The Company has been successful in renegotiating the payments with Teamasia with monthly payment of $50,000 starting from first of April 2003. Also company is in negotiations with several financial institutions to arrange financing for the Company to provide operating expenses including the repayment of convertible debentures.

Item 3. Reports on Form 8-K and  attached Documents.

     [ ] The Company filed a report on Form 8-K on November 3, 2001 in connection with a change in control of the Company

     [ ] The Company filed a report on Form 8-K on May 15, 2001 in connection with a change in control of the Company

     [ ] The Company filed a report on Form 8-K on June 12, 2002 in connection with a change in control of the Company

     [ ]  The  Company  attached  the  contract  with  Minghua   Microelectronic
          Investment Company Ltd., a company based in Ningbo, Republic of China (China) to form a joint venture company

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


Date: February 20, 2003.              IMP Inc. Registrant

                                      By: /s/ Subba Rao Pinamaneni
                                         --------------------------
                                      Name:  Subba Rao Pinamaneni
                                      Title: Chairman of the Board
                                             and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of IMP Inc. for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Subbarao Pinamaneni, CEO and Chairman, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IMP Inc.


                                 By: /s/ Subba Rao Pinamaneni
                                     --------------------------------
                                 Name: Subba Rao Pinamaneni
                                       Chairman of the Board and
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of IMP Inc. for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tarsaim Lal Batra, Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IMP Inc.


                                   By: /s/ Tarsaim Lal Batra
                                       ----------------------------------
                                   Name:   Tarsaim Lal Batra
                                           Chief Financial Officer

                         SARBANES-OXLEY SECTION 302 (a)
                                 CERTIFICATIONS


I, Subba Rao Pinamaneni, certify that:

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

Date: February 20, 2003

                                        /s/ Subba Rao Pinamaneni
                                        --------------------------------
                                        Name:  Subba Rao Pinamaneni
                                        Chairman of the Board and
                                        Chief Executive Officer

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

Date: February 20, 2003

                                                /s/ Tarsaim Lal Batra
                                                --------------------------------
                                                Name:  Tarsaim Lal Batra
                                                       Chief Financial Officer